Form 10-Q
period 2009-10-31
MONAR INTERNATIONAL INC.
filed 2010-01-14
CIK 1470719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-161566

MONAR INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Suite 1302, Sino Favour Centre
1 On Yip Street
Chaiwan
Hong Kong, China
(Address of principal executive offices, including zip code.)

852-9738-1945
 (Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  5,000,000 as of January 8, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Monar International Inc
(A Development Stage Company)
Balance Sheets
(Unaudited)

	October 31, 2009	July 31, 2009
ASSETS
Current Assets	$-	$2,230
Prepaid Expenses
Total Current Assets	-	2,230

TOTAL ASSETS	$-	$2,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,052	$1,000
Advance from officer	18,868	17,768
TOTAL CURRENT LIABILITIES	29,921	18,768

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, - shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	50	50
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(29,971)	(16,588)
TOTAL STOCKHOLDERS’ DEFICIT	(29,921)	(16,538)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$2,230

See accompanying notes to the unaudited financial statements

Monar International Inc
(A Development Stage Company)
Statements of Expenses
(Unaudited)

	Three Months	From July 6, 2009
	Ended	(Inception)
	October 31,	to October 31,
	2009	2009
REVENUES	-	-

EXPENSES
Professional fees	13,188	29,276
Filing fees	-	500
Rent Expense	195	195
Total Expenses	13,383	29,971

LOSS FROM OPERATIONS	(13,383)	(29,971)

NET LOSS	$(13,383)	$(29,971)

BASIC AND DILUTED NET LOSS PER SHARE	(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	1,602,740

See the accompanying summary of accounting policies and notes to the financial statements

Monar International Inc
(A Development Stage Company)
Statements of Stockholders’ Deficit
For the Period from July 6, 2009 (Inception) to October 31, 2009

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at Inception, July 6, 2009	$-	$-	$-	$-	$-
					-
Common stock issued to founder for cash	5,000,000	50	-	-	50
					-
Net loss for the period ended July 31,2009	-	-	-	(16,588)	(16,588)

Balance, October 31, 2009	$5,000,000	$50	$-	$(16,588)	$(16,538)

Net Loss for Quarter ended October 31, 2009				(13,383)	(13,383)

Balance, October 31, 2009	$5,000,000	$50	$-	$(29,971)	$(29,921)

See accompanying notes to the unaudited financial statements

Monar International Inc
(A Development Stage Company)
Statement of Cash Flow
(Unaudited)

	Three Months	July 6, 2009
	Ended	(Inception) Through
	October 31, 2009	October 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,383)	$(29,971)
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Prepaid expenses and other current assets	2,230	-
Accounts payable	10,052	11,052
NET CASH USED BY OPERATING ACTIVITIES	(1,101)	(18,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances payable – related party	1,101	18,868
Proceeds from sale of stock to founder		50
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,101	18,918

NET INCREASE IN CASH AND CASH EQUIVALENTS
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

See accompanying notes to the unaudited financial statements

Monar International Inc
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Monar International Inc was incorporated in Nevada, USA, on July 6, 2009. The Company has limited operations and in accordance with ASC 915-15, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included organization, capital formation, target market identification, and marketing plans. Management is planning to develop a website develop a website (www.monarinternational.com) that will offer to the public a tasteful traditional style Chinese furniture adapted to modern needs for Asian ethnic and high end markets in North America.

The Company fiscal year end is July 31.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates

Earnings Per Share

Basic and diluted earnings or loss per share (EPS) amounts in the financial statements are computed in accordance with, ASC260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive.

Recent Accounting Pronouncements

In June 2009, the FASB issued, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification TM became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following this standard, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. This standard is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted this standard in the first quarter of 2009, and will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

Monar does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has net losses for the period from inception to October 31, 2009 of $29,971.  The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the next fiscal year ending July 31, 2010.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

As at October 31, 2009, the amount of $18,868 is due to the President and Director for cash advances to the Company. This advance is non-interest bearing, unsecured and due on demand. Imputed interest is not included because the amount is immaterial.

NOTE 4 – STOCKHOLDERS’ EQUITY

Monar issued 5,000,000 common shares (founder’s shares) on July 6, 2009 to its President and Director for $50.

NOTE 5 – COMMITMENTS

Monar agreed to pay its securities attorney $25,000 for the initial Form S-1 to file for SEC reporting status as a public company.  $15,000 had been incurred and paid in July 2009 and the remaining $10,000 balance has been accrued for the period ending October 31, 2009.

In August, 2009, Monar leased 108 square feet of office space in Chaiwang, Hong Kong from a third party for $65 per month. The lease is for a 14 month\ term.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

Upon completion of our public offering, our specific goal is to profitably sell products on our Internet website to the public.  We intend to accomplish the foregoing by the following steps.

1.        Complete our public offering.  We believe that we will raise sufficient capital to begin our operations.  We believe this could take up to 230 days.  We will not begin operations until we have closed our public offering.  We intend to concentrate all of our efforts on raising as much capital as we can during this period.   After we complete our public offering, we intend to spend the funds as described in the Use of Proceeds section of this of our prospectus, which was filed with the SEC on December 3, 2009.

2.        After completing the offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations.  Establishing our offices will take approximately a week.  We have allocated $10,000 for the initial setup of the office.   We do not intend to hire employees unless we raise at least $100,000.00.  Our sole officer and director will handle our administrative duties.

3.        We have spent nominal time designing the website.   We plan to retain a website developer create a state of the art website to promote our products.  We expect to spend $5,000 to $10,000 for the website which will include graphics and links from our site.  We intend to locate smaller, new manufacturers to offer their products on a more exclusive basis.

4.        Marketing and advertising will be focused on promoting our website and products.  The advertising campaign may also include the design and printing of various sales materials.  We intend to market our website through traditional sources such as advertising in magazines, billboards, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email.  Advertising and promotion will be an ongoing effort but the initial cost of developing the campaign is estimated to cost between $15,000 to $35,000.

5.        Once the website is fully functional and we have located and negotiated agreements with a suitable number of suppliers to offer their products for sale, we intend to hire 1 or 2 part-time salesperson(s) to fill Internet orders from customers.

6.        We anticipate that we will generate revenues as soon as we are able to offer products for sale on our website. This will happen once we negotiated agreements with one or two suppliers of products.

7.        We will not be conducting any research.  We are not going to buy or sell any plant or significant equipment during the next twelve months.

8.        If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.  If we cease operations, we do not know what we will do and we do not have any plans to do anything.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are in a start-up stage operations and have not generated any revenues.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to locate and negotiate agreements with manufacturers to offer their products for sale to us at pricing that will enable us to establish and sell the products to our clientele at a profit.  We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on July 6, 2009 to October 31, 2009

We have had a loss from operation for the three months ended October 31, 2009 of $13,383 of which $10,000 is for legal fees, $2,230 is for audit fees, $483 for accounting services, $475 for filing fees and general office cost, and $195 for rent expense.  We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations 100 days after we complete our public offering.

From inception on July 6, 2009 to October 31, 2009, we incorporated the company, hired the attorney, hired an auditor and our registration statement was declared effective by the SEC. We have prepared an internal business plan.  We have reserved the domain name “www.monarinternational.com” and commenced construction of our web site. We have had loss from operation from inception on July 6, 2009 to October 31, 2009 of $29,971 of which $25,000 is for legal fees, $2,230 is for audit fees, $975 is for filing fees, $195 for rent expense, $1,483 for accounting services, and $88 is for professional services.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.  This was accounted for as a sale of common stock.

As of October 31, 2009, our total assets were $0 and our total liabilities were $19,921 comprising of $18,868 owning to Robert Clarke, our sole officer and director, for payments made to our attorney and auditor and for filing fees to the Nevada Secretary of State.

Results of operations

From Inception on July 6, 2009 to October 31, 2009

We have had a loss from operation for the three months ended October 31, 2009 of $13,383 of which $10,000 is for legal fees, $2,230 is for audit fees, $483 for accounting services, $475 for filing fees and general office cost, and $195 for rent expense.  We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations 100 days after we complete our public offering.

From inception on July 6, 2009 to October 31, 2009, we incorporated the company, hired the attorney, hired an auditor and our registration statement was declared effective by the SEC. We have prepared an internal business plan.  We have reserved the domain name “www.monarinternational.com” and commenced construction of our web site. We have had loss from operation from inception on July 6, 2009 to October 31, 2009 of $29,971 of which $25,000 is for legal fees, $2,230 is for audit fees, $975 is for filing fees, $195 for rent expense, $1,483 for accounting services, and $88 is for professional services.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.  This was accounted for as a sale of common stock.

As of October 31, 2009, our total assets were $0 and our total liabilities were $19,921 comprising of $18,868 owning to Robert Clarke, our sole officer and director, for payments made to our attorney and auditor and for filing fees to the Nevada Secretary of State.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.      RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

On November 30, 2009, our Form S-1 registration statement (SEC file no. 333-161566) was declared effective by the SEC.  Pursuant to the S-1, we offered 750,000 shares minimum, 1,500,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  As of the date of this report, we have not sold any shores of common stock.

ITEM 6.        EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of January, 2010.

MONAR INTERNATIONAL INC.
(the “Registrant”)

BY:	ROBERT G. CLARKE
Robert G. Clarke
President, President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.