Form 10-Q
period 2010-01-31
MONAR INTERNATIONAL INC.
filed 2010-03-09
CIK 1470719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-161566

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
YES [X]     NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  5,000,000 as of March 9, 2010.

Monar International Inc
Form 10-Q for the Quarter Ended January 31, 2010

INDEX TO FINANCIAL STATEMENTS

Part I. Financial Information

Page No.

Item 1. Financial statements

Balance Sheet as of January 31,2010 and July 31, 2009 (Unaudited)	1

Statement of Operations for the three months and six months ended January 31, 2010 and for the period from July 6, 2009 (inception) to January 31, 2010 (Unaudited)	2

Statement of Stockholders’ Deficit for the period from July 6, 2009 (inception) to January 31, 2010 (Unaudited)	3

Statement of Cash Flows for the six months ended January 31, 2010 and for the period from July 6, 2009 (inception) to January 31, 2010 (Unaudited)	4

Notes to the Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosure about Market Risk	8

Item 4. Controls and Procedures	8

Part II. Other Information

Item 1A. Risk Factors	9

Item 2. Changes in Securities and Use of Proceeds	9

Item 6. Exhibits	9

Signatures	9

Monar International Inc
(A Development Stage Company)
Balance Sheets
(Unaudited)

	January 31, 2010	July 31, 2009
ASSETS
Current Assets

Cash	$5,000	$-
Prepaid Expenses		2,230
Total Current Assets	-	2,230

TOTAL ASSETS	$5,000	$2,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,529	$1,000
Advance from officer	36,851	17,768
TOTAL CURRENT LIABILITIES	40,380	18,768

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, - shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	50	50
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(35,430)	(16,588)
TOTAL STOCKHOLDERS’ DEFICIT	(35,380)	(16,538)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,000	$2,230

See accompanying notes to the unaudited financial statements

Monar International Inc
(A Development Stage Company)
Statements of Expenses
(Unaudited)

			From July 6,
	Three Months	Six Months	2009
	Ended	Ended	(Inception)
	January 31,	January 31,	January 31,
	2010	2010	2010
REVENUES	-	-	-

EXPENSES

Professional fees	5,264	18,452	34,540
Filing fees	-	-	500
Rent Expense	195	390	390
Total Expenses	5,459	18,842	35,430

LOSS FROM OPERATIONS	(5,459)	(18,842)	(35,430)

NET LOSS	$(5,459)	$(18,842)	$(35,430)

BASIC AND DILUTED NET LOSS PER SHARE	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	5,000,000	5,000,000

See the accompanying summary of accounting policies and notes to the financial statements

Monar International Inc
(A Development Stage Company)
Statements of Stockholders’ Deficit
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at Inception, July 6, 2009	$-	$-	$-	$-	$-
					-
Common stock issued to founder for cash	5,000,000	50	-	-	50
					-
Net loss for the period ended July 31,2009	-	-	-	(16,588)	(16,588)

Balance, October 31, 2009	$5,000,000	$50	$-	$(16,588)	$(16,538)

Net Loss for Quarter ended October 31, 2009	-	-	-	(13,383)	(13,383)

Balance, October 31, 2009	$5,000,000	$50	$-	$(29,971)	$(29,921)

Net Loss for Quarter ended January 31, 2010	-	-	-	(5,459)	(5,459)

Balance, January 31, 2010	$5,000,000	50	$-	$(35,430)	$(35,380)

See accompanying notes to the unaudited financial statements

Monar International Inc
(A Development Stage Company)
Statement of Cash Flow
(Unaudited)

		July 6, 2009
	Six Months	(Inception)
	Ended	Through
	January 31, 2010	January 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,842)	$(35,430)
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Prepaid expenses and other current assets	2,230	-
Accounts payable	2,529	3,529

NET CASH USED BY OPERATING ACTIVITIES	(14,083)	(31,901)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances payable – related party	19,083	36,851
Proceeds from sale of stock to founder	-	50

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,083	36,901

NET INCREASE IN CASH AND CASH EQUIVALENTS
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$5,000	$5,000

See accompanying notes to the unaudited financial statements

Monar International Inc
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Monar International Inc was incorporated in Nevada, USA, on July 6, 2009. The Company has limited operations and in accordance with ASC 915 Development Stage Entities, is considered a development stage company, and has had no revenues from operations to date.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has net losses for the period from inception to January 31, 2010 of $35,430.  The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the next fiscal year ending July 31, 2010.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As at January 31, 2010, $29,851 is due to the President and Director for cash advances to the Company. This advance is non-interest bearing, unsecured and due on demand. Imputed interest is not included because the amount is immaterial.

Monar International Inc
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
(Unaudited)

On November 17, 2009, 7Bridge Capital Partners Limited advanced Monar $7,000 cash.  This advance is non-interest bearing, unsecured and due on demand.  Imputed interest is not included because the amount is immaterial.

NOTE 5 – COMMITMENTS

Monar agreed to pay its securities attorney $25,000 for the initial Form S-1 to file for SEC reporting status as a public company.  $15,000 had been incurred and paid in July 2009 and the remaining $10,000 balance has been accrued for the period ending January 31, 2010.

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

Results of operations

From Inception on July 6, 2009 to January 31, 2010

We have had a loss from operation for the three months ended January 31, 2010 of $5,459 of which $997 is for legal fees, $1,200 is for audit fees, $1,000 for accounting services, and $195 for rent expense, and $2,067 for other professional services.  We have not started our proposed business operations and will not do so until we have completed our public offering.

We have had a loss from operation for the six months ended January 31, 2010 of $18,842 of which $10,997 is for legal fees, $3,430 is for audit fees, $1,483 for accounting services, $390 for rent expense, and 2,542 for filing fees and general office cost,.  We have not started our proposed business operations and will not do so until we have completed our public offering.

From inception on July 6, 2009 to January 31, 2010, we incorporated the company, hired the attorney, hired an auditor and our registration statement was declared effective by the SEC. We have prepared an internal business plan.  We have reserved the domain name “www.monarinternational.com” and commenced construction of our web site. We have had loss from operation from inception on July 6, 2009 to January 31, 2010 of $35,430 of which $25,997 is for legal fees, $3,430 is for audit fees, $2,483 for accounting services, $390 for rent expense, and $3,130 is for filing fees and other professional services. We expect to begin operations 100 days after we complete our public offering.

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

As of January 31, 2010, our total assets were $0 and our total liabilities were $40,380 of which $36,851 comprising of $7,000 to 7 Bridge Capital and $29,851 to Robert Clarke, our sole officer and director, for payments made to our attorney and auditor and for filing fees to the Nevada Secretary of State.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS.

On November 30, 2009, our Form S-1 registration statement (SEC file no. 333-161566) was declared effective by the SEC.  Pursuant to the S-1, we offered 750,000 shares minimum, 1,500,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  As of the date of this report, we have not sold any shares of common stock.

ITEM 6.          EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 8th day of March, 2010.

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