Form 10-Q
period 2010-04-30
MONAR INTERNATIONAL INC.
filed 2010-06-14
CIK 1470719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-161566

MONAR INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Suite 1302, Sino Favour Centre
1 On Yip Street
Chaiwan
Hong Kong, China
(Address of principal executive offices, including zip code)

852-9738-1945
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]   NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]   NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]  NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,595,000 as of June 5, 2010.

Monar International Inc
Form 10-Q for the Quarter Ended April 30, 2010

INDEX TO FINANCIAL STATEMENTS

Part I. Financial Information

Page No.

Item 1. Financial statements	3

Balance Sheet as of April 30, 2010 and July 31, 2009 (Unaudited)	F-1

Statement of Operations for the three months and nine months ended April 30, 2010 and for the period from July 6, 2009 (inception) to April 30, 2010 (Unaudited)	F-2

Statement of Stockholders’ Deficit for the period from July 6, 2009 (inception) to April 30, 2010 (Unaudited)	F-3

Statement of Cash Flows for the nine months ended January 31, 2010 and for the period from July 6, 2009 (inception) to January 31, 2010 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosure about Market Risk	10

Item 4. Controls and Procedures	10

Part II. Other Information

Item 1A. Risk Factors	10

Item 2. Changes in Securities and Use of Proceeds	10

Item 6. Exhibits	10

Signatures	11

Exhibit Index	12

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Monar International Inc
(A Development Stage Enterprise)
Balance Sheets
As of April 30, 2010

	April 30, 2010	July 31, 2009

Current Assets
Cash	$47,028	$-
Prepaid Expenses	-	2,230
Total Current Assets	47,028	2,230

TOTAL ASSETS	$47,028	$2,230

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$585	$1,000
Advance from related party	38,621	17,768

Total Current Liabilities	39,206	18,768

Total Liabilities	$39,206	$18,768

Stockholders' Equity
Preferred Stock, $0.0001 par value, 100,000,000 share
authorized, 0 issued and outstanding	$-	$-
Common Stock, $0.0001 par value, 100,000,000 share
authorized, 5,000,000 issued and outstanding	50	50
Stock Payable	46,500	-
Additional paid-in capital	-	-
Cumulative translation adjustments	(55)	-
Deficit accumulated during development stage	(38,673)	(16,588)

Total Stockholders' Equity	7,822	(16,538)

Total Liabilities & Stockholders' Equity	$47,028	$2,230

Monar International Inc
(A Development Stage Enterprise)
Statement of Expenses
For the Period From July 6, 2009 (Inception) to April 30, 2010

	Three	Nine	From
	Months	Months	July 6, 2009
	Ended	Ended	(Inception) to
	April 30, 2010	April 30, 2010	April 30, 2010

Revenue	-	-	-

Expenses
Professional fees	$3,048	$21,500	$37,588
Filing Fees	-	-	500
Rent Expense	195	585	585
Total Expenses	3,243	22,085	38,673

Loss From Operations	(3,243)	(22,085)	(38,673)

Net Loss	(3,243)	(22,085)	(38,673)

Basic and Diluted Net Loss Per Share	$(0.001)	$(0.004)	$(0.008)

Weighted Average Number of
Common Shares Outstanding
Basic and Diluted	5,000,000	5,000,000	5,000,000

Monar International Inc
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity
For the Period From July 6, 2009 (Inception) to April 30, 2010

						Deficit
						Accumulated
		Common		Additional	Cumulative	During
	Common	Stock	Stock	Paid-in	Translation	Development
	Stock	Amount	Payable	Capital	Adjustments	Stage	Total

Balance, July 6, 2009
(Inception)	-	$-	$-	$-	$-	$	$-

Stock issued for cash
July 6, 2009
$0.00001 per share	5,000,000	50		-		-	50

Net loss, July 31, 2009						(16,588)	(16,588)

Balance, July 31, 2009	5,000,000	50		-		(16,588)	(16,538)

Net loss, October 31, 2009						(13,383)	(13,383)

Balance, October 31, 2009	5,000,000	50		-		(29,971)	(29,921)

Net loss, January 31, 2010						(5,459)	(5,459)

Balance, January 31, 2010	5,000,000	50		-		(35,430)	(35,380)

Cumulative Translation
Adjustments					(55)		(55)

Stock subscription			46,500				46,500

Net Loss, April 30, 2010						(3,243)	(3,243)

Balance, April 30, 2010	5,000,000	$50	$46,500	$-	$(55)	$(38,673)	$7,822

Monar International Inc
(A Development Stage Enterprise)
Statement of Cash Flows
For the Periods From July 6, 2009 (Inception) to April 30, 2010

	Nine
	Months	July 6, 2009	July 6, 2009
	Ended	(Inception) to	(Inception) to
	April 30, 2010	April 30, 2010	July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,085)	$(38,673)	$(16,588)
Adjustments to reconcile net loss to net cash
used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses and Deposits	2,230	-	(2,230)
Accounts payable	(415)	585	1,000
Net cash provided by (used in) operating activities	$(20,270)	$(38,088)	$(17,818)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock to founder	-	50	50
Advance payable from Related Party- stockholder	20,853	38,621	17,768
Proceeds from stock subscription	46,500	46,500	-
Net cash provided by (used in) financing activities	$67,353	$85,171	$17,818

Effect of exchange rate on cash	(55)	(55)	-

Net increase (decrease) in cash	$47,028	$47,028	$-

Cash at beginning of period	-	-	-
Cash at end of year	$47,028	$47,028	$-

Monar International Inc
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has net losses for the period from inception to April 30, 2010 of $38,673.  The Company intends to fund operations through sales and equity financing arrangements.

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

From inception to April 30, 2010, $31,621 is due to the President and Director for cash advances to the Company. This advance is non-interest bearing, unsecured and due on demand.

NOTE 4 – COMMON STOCK SUBSCRIPTION

During the quarter ended April 30, 2010, the Company received $46,500 for subscriptions to purchase 465,000 common shares at $0.1 per share. The stock has not been issued as of April 30, 2010.

NOTE 5 – SUBSEQUENT EVENTS

In June 2010, the Company received $13, 000 for subscriptions to purchase 130,000 common shares at $0.1 per share.

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

1.          Complete our public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 230 days. We will not begin operations until we have closed our public offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period. After we complete our public offering, we intend to spend the funds as described in the Use of Proceeds section of our prospectus, which was filed with the SEC on December 3, 2009.

2.          After completing the offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take approximately a week. We have allocated $10,000 for the initial setup of the office. We do not intend to hire employees unless we raise at least $100,000. Our sole officer and director will handle our administrative duties.

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

Limited operating history and need for additional capital

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

Results of operations

From Inception on July 6, 2009 to April 30, 2010

We have had a loss from operations for the six months ended April 30, 2010 of $3,243 of which $898 is for legal fees, $1,200 is for audit fees, $706 is for accounting services, $195 is for rent expense, and $244 is for bank services charges. We have not started our proposed business operations and will not do so until we have completed our public offering.

We have had a loss from operations for the nine months ended April 30, 2010 of $22,085 of which $11,895 is for legal fees, $4,630 is for audit fees, $2,189 is for accounting services, $585 is for rent expense, and $2,542 is for filing fees and general office cost. We have not started our proposed business operations and will not do so until we have completed our public offering.

We have had a loss from operations from inception on July 6, 2009 to April 30, 2010 of $38,673 of which $26,895 is for legal fees, $4,630 is for audit fees, $3,189 is for accounting services, $585 is for rent expense, and $3,130 is for filing fees and other professional services. We expect to begin operations 100 days after we complete our public offering.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50 and have collected gross proceeds under our public offering of $46,500 as of April 30, 2010. Shares have yet to be issued to the subscribers of our public offering pending the reaching of the minimum subscription amount of $75,000.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a sale of common stock. We are also holding net proceeds of $46,256 received as subscriptions under our public offering.

As of April 30, 2010, our total assets were $47,028 and our total liabilities were $39,206 of which $38,621 comprising of $7,000 to 7 Bridge Capital Partners Limited and $31,621 to Robert Clarke, our sole officer and director, for payments made to our attorney, auditor and accountant, and for filing fees to the Nevada Secretary of State.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS.

On November 30, 2009, our Form S-1 registration statement (SEC file no. 333-161566) was declared effective by the SEC. Pursuant to the Form S-1, we offered 750,000 shares minimum, 1,500,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of the June 5, 2010, we have sold 595,000 shares of common stock.

ITEM 6.          EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 11th day of June, 2010.

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