Form 10-K
period 2010-07-31
MONAR INTERNATIONAL INC.
filed 2010-10-27
CIK 1470719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2010

Commission File Number:   333-161566

MONAR INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Suite 1302, Sino Favour Centre
1 On Yip Street
Chaiwan
Hong Kong, China
(Address of principal executive offices, including zip code)

852-9738-1945
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]   NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 31, 2010: $0.

At October 18, 2010, 5,760,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.                      BUSINESS.

We were incorporated in the State of Nevada on July 6, 2009. We are developing a website (www.monarinc.com) that will offer to the public a tasteful traditional style Chinese furniture adapted to modern needs for Asian ethnic and high end markets in North America.  To date, we have spent nominal time designing the website, but are in the process of selecting a website developer to create the website. We have not generated any revenues and the only operations we have engaged in is planning our website and the development of a business plan.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause its plans to change.

We have not begun operations and have only started to prepare for the start-up of our operations since the closing of our public offering.  Our plan of operation is forward looking and there is no assurance that we will ever begin operations.  Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

Products

Our principal business objective is to offer traditional style Chinese furniture adapted to modern needs for Asian ethnic and high end markets in North America.  It is the opinion of our sole officer and director that our target market and likely purchaser of our products will primarily be individuals with higher than average income who are seeking an Asian flavor in their home décor.

The products we intend to promote will be selected by our sole officer and director, Robert Clarke.

Website

To date, we have spent nominal time designing the website.  We are in the process of selecting a website developer to create the website.  We intend to create and maintain a website which will provide the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, java chat, hotmetal/miva script, shopping cart, secure transactions signio support, cybercash support and macromedia flash.  The foregoing will allow us to make retail sales of furniture products, promote our products in an effective manner, and communicate with our customers on-line.

The website is intended to be a destination site for retail buyers of traditional Chinese furniture.  We intend to source out a large network of suppliers all related to the furniture business so that furniture buyers and home designers will be able to buy all of their products from our website.  The site will offer a large array of products and by becoming a “one-stop shopping” destination will significantly enhance the efficiency of the purchasing process simultaneously reducing the time and cost of finding reasonably priced products.  We intend to continually source out and negotiate strategic relationships with individual suppliers and manufacturers to offer their products on our website.  We intend to negotiate favorable pricing from the manufacturers in exchange for offering them direct access to the database of potential buyers that we intend to develop and maintain through our marketing program.

Data Base

We intend to develop and maintain a database of all current customers and suppliers.  It will include the customer’s name, address, telephone number, item purchased and additional information we hope to obtain through the use of a questionnaire.   The size of the questionnaire is dependent upon how much we raise.  The questionnaire will ask questions related to the customer’s furniture likes and dislikes, and shopping experiences.  The more information that we can obtain from a customer, the more we can know the customer and the more information we will have in order adjust our marketing and sales programs.  The cost of the data base is relative to the amount of information we acquire and our ability to analyze the information.  The same applies to the suppliers.  Suppliers will be interested in the feedback we receive from our customers.  It should give suppliers feedback on their furniture.

We also believe that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website. There is no assurance that such security precautions will be successful.

Other than investigating potential technologies in support of our business purpose, we have had no material business operations since inception in July 2009.  At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become an Internet-based retailer focused on the distribution of furniture.

The Internet is a world-wide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Convenient Shopping Experience

Our online store will provide customers with an easy-to-use Web site. The website will be available 24 hours a day, seven days a week and will be reached from the shopper's home or office. Our online store will enable us to deliver a broad selection of products to customers in rural or other locations that do not have convenient access to physical stores.  We also intend to make the shopping experience convenient by categorizing our products into easy-to-shop departments.

Customer Service

We intend to provide a customer service department via email where consumers can resolve order and product questions. Furthermore, we will insure consumer satisfaction by offering a money back guarantee.

Online Retail Store

We intend to design our Internet store to be a place for individual consumers to purchase our line of products.

Shopping at our Online Store

Our online store will be located at www.monarinc.com.  We believe that the sale of furniture on the Internet can offer attractive benefits to consumers.  These include enhanced selection, convenience, quality, ease-of-use, depth of content and information and competitive pricing.  Key features of our online store will include:

Browsing

Our online store will offer consumers several subject areas and special features arranged in a simple, easy-to-use format intended to enhance product selection.  By clicking on a category names, the consumer will move directly to the home page of the desired category and can view promotions and featured products.

Selecting a Product and Checking Out

To purchase products, consumers will simply click on the “add to cart” button to add products to their virtual shopping cart. Consumers will be able to add and subtract products from their shopping cart as they browse around our online store prior to making a final purchase decision, just as in a physical store.  To execute orders, consumers click on the “checkout” button and, depending upon whether the consumer has previously shopped at our online store, are prompted to supply shipping details online. We will also offer consumers a variety of wrapping and shipping options during the checkout process. Prior to finalizing an order by clicking the “submit” button, consumers will be shown  their total charges along with the various options chosen at which point consumers still have the ability to change their order or cancel it entirely.

Paying

To pay for orders, a consumer must use a credit card, which is authorized during the checkout process.  Charges are assessed against the card when the order is placed.  Our online store will use a security technology that works with the most common Internet.   We will be using 128-bit encoding encryption required by the U.S. for transactions occurring over the Internet.  As mentioned previously, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction.

We intend to pass on to our customer any warranties that suppliers make to us.  If we have a warranty from a manufacture and a customer returns products to as a result of defects in the product, we will forward the product to the manufacture for repair or replacement under the manufacturer’s warranty to us.  If there is no warranty from the manufacture to us or if the warranty flows directly to the customer, we will return the product to the customer with advise that there is no warranty protection or that the customer should return the product directly to the manufacturer.

Source of Products

We intend to purchase products from manufacturers and distributors of furniture located on the Asian continent, primarily China.  A portion of the purchase price, between 40% and 70%, depending on the prices we negotiate with the manufacturer, is used to acquire the product from the manufacturer or distributor.   Mark-ups on new products will range from 15% to 200%.  The mark-up will be comparable with our competitors.  We will take each product on a case by case basis. The product will be shipped directly from the manufacturer to the customer, thereby eliminating the need for storage space or packaging facilities.

We intend to source out and negotiate with manufacturers and distributors to offer their products for sale on our website either directly or via a direct link to their websites.  In addition, we intend to locate and negotiate relationships with some manufacturers and distributors to offer their products on a more exclusive basis.  We have indentified three potential suppliers and upon the completion of our public offering, we have initiated discussions with them regarding supplies of product.  We anticipate that terms of the agreements with the suppliers will be very simple.  The supplier will be paid by us prior to shipment.  We will not order any products unless our customer has paid us in full prior to placing our order with the supplier.  We will require our customer to pay us before we pay the supplier.  We will place the order and direct the supplier to ship directly to the customer.  The cost of insurance and shipping will be included in the price we pay the supplier for the product.  Based upon our cost, we will mark up the cost to the customer.  Robert Clarke, our sole officer and director identified these suppliers.  Mr. Clarke resides in Hong Kong and is familiar with their furniture and believes that the style and quality of the furniture will be attractive to potential upper middle class customers in the United States.  In the future, we will consider the factors of quality of the furniture, and style of the furniture, always looking to a modern traditional Chinese style.  Since we intend to promote our furniture to the upper middle class, price is not a significant material factor in selecting suppliers.

Revenue

We intend to generate revenue from four sources on the website:

-
Revenues will be generated from the direct sale of products to customers.  We will order products on behalf of our customers directly from our suppliers.  At the time we are receiving an order from a customer, we will order the product from the supplier.  That way we avoid having to carry any inventory that can be costly and become obsolete.  We would earn revenue based on the difference between our negotiated price for the product with our suppliers and the price that the customer pays;

-
Revenues will be generated by fees received for sales that originate from our website and are linked to those manufacturers that we will negotiate relationships with.  Our customers would link to the manufacturer’s website directly from our site and we would be paid a fee for directing the traffic that result in sales;

-	We plan to offer banner advertising on our website for new manufacturers hoping to launch new products;

-
Finally, we plan to earn revenues for special promotions to enable manufacturers to launch new products - we would sell “premium shelf space” on our website.   Premium shelf space will be eye appealing advertising space which will appear on the initial webpage of our Internet site.

We also intend to develop and launch an advertising campaign to introduce our website to potential customers.

Competition

The electronic commerce market is intensely competitive.  We expect competition to continue to intensify in the future.  Competitors include companies with substantial customer bases in the computer and other technical fields. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources.  Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

There are many companies offering the same services as we intend to offer.  Upon initiating our website operations, we will be competing with the foregoing.

Our industry is fragmented and regionalized.  In China, there are many Internet companies offering not only furniture on the Internet, but other products as well.  Most of these companies are small boutique operations such as ours.  They are most prevalent in Hong Kong, Southern China and Shanghi. Our competitive position within the industry is negligible in light of the fact that we have not started our operations.  Older, well established distributors of the products we intend to offer with records of success will attract qualified customers away from us.  Since we have not started operations, we cannot compete with them on the basis of reputation.  We do expect to compete with them on the basis of price and services in that we  intend to be able to attract and retain customers by offering a breadth of tasteful product selection through our relationships with manufacturers and suppliers; offer attractive, competitive pricing;  and,  will be responsive to all our customers’ needs.  We intend to offer the manufacturers’ access to our data base of customers that we hope to develop through our marketing and advertising campaign.

Marketing

We intend to market our website in the United States through traditional sources such as trade magazines, conventions and conferences, newspapers advertising, billboards, telephone directories and flyers/mailers.  We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future.  Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation.  If that occurs a judgment could be rendered against us, which could cause us to cease operations.

Employees; Identification of Certain Significant Employees.

We are a development stage company and currently have no employees, other than our sole officer and director.  We intend to hire additional employees on an as needed basis.

Offices

Our principal executive office is located at Suite 1302, Sino Favour Centre, 1 On Yip Street, Chaiwan, Hong Kong, China.  Our telephone number is 852-9738-1945 and our registered agent for service of process is the National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701.  Our office is located in Chaiwan, a light industrial district in the east end of Hong Kong Island, in offices occupied by several companies to which our president, Robert Clarke, has provided consulting services to in the past.  We use approximately 100 square feet of space in that location at a monthly cost of approximately $65.00.   The term of the lease is until October 31, 2010 and we have accrued the monthly rental to date.  The office space is currently adequate for our needs, but we expect to need extra space in the near future and are negotiating the terms for additional space at the Chai Wan location.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce.  However, the Internet is increasingly popular.  As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet.  These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.  Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies.  The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties.  We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

We not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters.  The vast majority of such laws were adopted prior to the advent of the Internet.  As a result, they do not contemplate or address the unique issues of the Internet and related technologies.  Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

In addition, because our products are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country.  We are qualified to do business only in Nevada.  Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties.  It could also hamper our ability to enforce contracts in such jurisdictions.  Currently, we are qualified to do business in Nevada and will be qualified to do business in Hong Kong prior to commencing operations.  Other than Nevada and Hong Kong, we do not believe we will have to qualify to do business in any other jurisdiction.

In Nevada, we are required to pay an annual fee to the Nevada Secretary of State of $165.00.  Nevada has no corporate income taxes.  That is why it is so attractive to do business there.

Other than the foregoing, no governmental approval is needed for the sale of our products in the United States or the State of Nevada.

Every foreign corporation doing business in Hong Kong must register as a foreign company under Part XI of the Companies Ordinance (Cap. 32) and within 30 days of beginning operation register the business under the provisions of Business Registrations Ordinance (Cap. 310).  The total cost of the registration is approximately $250.00 which will be paid from working capital following the completion of this public offering.

Income tax in Hong Kong is called a “profit tax”.  We will be subject to the profit tax of approximately 16% and is predicated on gross profits.

In addition, we are currently assessing the advantages of setting up a Hong Kong incorporated company as a wholly owned subsidiary.  This will facilitate doing business in Hong Kong itself and also seems likely to be advantageous in dealing with China-based suppliers.  If we decide to establish a Hong Kong subsidiary we expect to do so by December 31, 2010.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	PROPERTIES.

None.

ITEM 3.          LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

There are 49 holders of record for our common stock.  There are a total of 5,760,000 shares of common stock outstanding.  One of our shareholders is Robert G. Clarke, our sole officer and director, who owns 5,000,000 restricted shares of our common stock.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of Our Public Offering

On November 30, 2009, our Form S-1 registration statement (SEC file no. 333-161566) was declared effective by the SEC. Pursuant to the Form S-1, we offered 750,000 shares minimum, 1,500,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of July 8, 2010, we sold 760,000 shares of common stock at an offering price of $0.10 per share and raised $76,000.  Since then, we have initiated the development of our web site and data base and are in the process of establishing our office.  We took all of these steps in September and have not yet have been billed for the costs incurred to date.  However, we estimate that the costs incurred to September 30, 2010 are as shown below.  These will be paid out of the proceeds of our public offering, as follows:

Website development	$1,000
Database	$1,500
Marketing and advertising	$500
Establishing an office	$1,000
Salaries	$0
Working capital	$250
TOTAL	$4,250

ITEM 6.          SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Results of operations

We completed our public offering on July 8, 2010 and sold 760,000 shares of common stock at an offering price of $0.10 per share to 48 individuals and raised $76,000.

From Inception on July 6, 2009 to July 31, 2010

We have had a loss from operations for the year ended July 31, 2010 of $28,063 of which $13,154 is for legal fees, $5,830 is for audit fees, $4,687 is for accounting services, $780 is for rent expense, and $2,611 is for bank services charges. We have completed our public offering and are in the process of establishing our proposed business.

We have had a loss from operations from inception on July 6, 2009 to July 31, 2010 of $44,651 of which $28,154 is for legal fees, $5,830 is for audit fees, $5,687 is for accounting services, $780 is for rent expense, and $4,111 is for filing fees and bank services charges. We expect to begin operations 100 days after we complete our public offering.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50 and have collected gross proceeds under our public offering of $76,000 as of July 8, 2010. A total of 760,000 shares were issued to the 48 subscribers of our public offering.

Plan of Operation

Since we have completed our public offering, our specific goal is to profitably sell products on our Internet website to the public. We intend to accomplish the foregoing by the following steps.

1.         After the completion of our public offering we started to establish our office and acquire the equipment we need to begin operations. After looking at other alternatives we decided to remain in our present location in Chai Wan, Hong Kong, but to expand the space occupied from 100 sq. ft. to 250 sq. ft.  Basic terms of the new rental arrangements are expected to be finalized by October 15, 2010, to be effective as of November 1, 2010. We have allocated $10,000 for the initial setup of the office. We do not intend to hire employees unless we raise at least $100,000. Our sole officer and director will handle our administrative duties.

2.         To date, we have spent nominal time designing the website, but we are now in the process of qualifying a website developer to create a state of the art website to promote our products. We expect to spend $5,000 to $10,000 for the website which will include graphics and links from our site. We are also conducting a search in China to locate smaller, new manufacturers to offer their products on a more exclusive basis.

3.         Marketing and advertising will be focused on promoting our website and products. The advertising campaign may also include the design and printing of various sales materials, although we intend to review the initial feedback from our website before committing to print materials.  Once the content has been settled we intend to market our website through traditional sources such as advertising in magazines, billboards, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email. Advertising and promotion will be an ongoing effort but the initial cost of developing the campaign is estimated to cost between $15,000 to $35,000.

4.         Once the website is fully functional and we have located and negotiated agreements with a suitable number of suppliers to offer their products for sale, we intend to hire 1 or 2 part-time salesperson(s) to fill Internet orders from customers.

5.         We anticipate that we will generate revenues as soon as we are able to offer products for sale on our website. This will happen once we have negotiated agreements with one or two suppliers of products and are able to process internet payments on our web site.

6.         We will not be conducting any research. We are not going to buy or sell any plant or significant equipment during the next twelve months.

7.         If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything.

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

To become profitable and competitive, we have to locate and negotiate agreements with manufacturers to offer their products for sale to us at pricing that will enable us to establish and sell the products to our clientele at a profit and although we are in the process of locating suitable manufacturers there is no assurance that we will be successful in doing so. We will also need to seek additional equity financing to provide capital if we are to grow rapidly.

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

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a sale of common stock. We completed our public offering on July 8, 2010 and sold 760,000 shares of common stock at an offering price of $0.10 per share to 48 individuals and raised $76,000.

As of July 31, 2010, our total assets were $71,780 and our total liabilities were $40,401 of which $39,621 were advances from Related Parties comprising of $3,645 from 7 Bridge Capital Partners Limited and $35,976 from Robert Clarke, our sole officer and director, for payments made to our attorney, auditor and accountant, transfer agent and for filing fees to the Nevada Secretary of State.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MONAR INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Monar International, Inc.
(A Development Stage Company)
Carson City, Nevada

We have audited the accompanying balance sheets of Monar International, Inc. as of July 31, 2010 and 2009, and the related statements of expenses, cash flows and changes in stockholders’ deficit for the year ended July 31, 2010, for the period from July 6, 2009 (inception) through July 31, 2009, and for the period from July 6, 2009 (inception) through July 31, 2010. These financial statements are the responsibility of Monar’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Monar is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Monar’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monar International, Inc., as of July 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended July 31, 2010, for the period from July 6, 2009 (inception) through July 31, 2009, and for the period from July 6, 2009 (inception) through July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Monar International Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, Monar has suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

October 25, 2010

Monar International Inc
(A Development Stage Company)
Balance Sheets
As of July 31, 2010

	July 31, 2010	July 31, 2009

Current Assets
Cash	$71,780	$-
Prepaid Expenses	-	2,230
Total Current Assets	71,780	2,230

TOTAL ASSETS	$71,780	$2,230

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$780	$1,000
Advance from Related Party	39,621	17,768

Total Current Liabilities	40,401	18,768

Total Liabilities	$40,401	$18,768

Stockholders' Equity
Preferred Stock, $0.00001 par value, 100,000,000 share authorized, 0 issued and outstanding	$-	$-
Common Stock, $0.00001 par value, 100,000,000 share authorized, 5,000,000 issued and outstanding	58	50
Stock Payable		-
Additional Paid-in Capital	75,992	-
Cumulative Translation Adjustments	(20)	-
Deficit Accumulated During Development Stage	(44,651)	(16,588)

Total Stockholders' Equity	31,379	(16,538)

Total Liabilities & Stockholders' Equity	$71,780	$2,230

Monar International Inc
(A Development Stage Company)
Statements of Expenses
For the Year Ended July 31, 2010 and for the period July 6, 2009 (Inception) to July 31, 2009 and For the Period From July 6, 2009 (Inception) to July 31, 2010

		From	From
		July 6, 2009	July 6, 2009
	Year Ended	(Inception) to	(Inception) to
	July 31, 2010	July 31, 2009	July 31, 2010

Revenue	-	-	-

Expenses
Professional Fees	$26,283	$16,088	$42,371
Filing Fees	1,000	500	1,500
Rent Expense	780	-	780
Total Expenses	28,063	16,588	44,651

Loss From Operations	(28,063)	(16,588)	(44,651)

Net Loss	(28,063)	(16,588)	(44,651)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.00)

Weighted Average Number of
Common Shares Outstanding
Basic and Diluted	5,000,000	5,000,000

Monar International Inc
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Period From July 6, 2009 (Inception) to July 31, 2010

						Deficit
	Common	Common	Stock	Additional	Cumulative	Accumulated
	Stock	Stock	Payable	Paid-in	Translation	During	Total
		Amount		Capital	Adjustments	Development

Balance, July 6, 2009
(Inception)	-	$-	$-	$-	$-	$-	$-

Stock Issued for Cash
July 6, 2009
$0.00001 Per Share	5,000,000	50	-	-	-	-	50

Net loss, July 31, 2009	-	-	-	-	-	(16,588)	(16,588)

Balance, July 31, 2009	5,000,000	50	-	-	-	(16,588)	(16,538)

Net loss, July 31, 2010	-	-	-	-	-	(28,063)	(28,063)

Stock Issued for Cash	760,000	8	-	75,992	-	-	76,000

Foreign Currency Translation	-	-	-	-	(20)	-	(20)

Balance, July 31, 2010	5,760,000	$58	$-	$75,992	$(20)	$(44,651)	$31,379

Monar International Inc
(A Development Stage Company)
Statement of Cash Flows
For the Year Ended July 31 2010 and for the period July 6, 2009 (Inception) to July 31, 2009 and
For the Period From July 6, 2009 (Inception) to July 31, 2010

	Year	July 6, 2009	July 6, 2009
	Ended	(Inception) to	(Inception) to
	July 31, 2010	July 31, 2009	July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,063)	$(16,588)	$(44,651)
Adjustments to Reconcile Net Loss to Cash
Used by Operating Activities:

Changes in Operating Assets and Liabilities:
Prepaid Expenses and Deposits	2,230	(2,230)	-
Accounts Payable	(220)	1,000	780
Net Cash Used by Operating Activities	$(26,053)	$(17,818)	$(43,871)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Stock to Founder	-	50	50
Advance from Related Party- Stockholder	21,853	17,768	39,621
Proceeds from Stock Subscription	76,000	-	76,000
Net Cash Provided by Financing Activities	$97,853	$17,818	$115,671

Effect of Exchange Rate on Cash	(20)	-	(20)

Net Increase (Decrease) in Cash	71,780	-	71,780

Cash at Beginning of Period	-	-	-
Cash at end of Year	$71,780	$-	$71,780

Supplemental Disclosures

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Monar International Inc.
(A DEVELOPMENT STAGE Company)
Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Monar International Inc was incorporated in Nevada, USA, on July 6, 2009. The Company has limited operations and in accordance with ASC 915, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included organization, capital formation, target market identification, and marketing plans. Management is planning to develop a website develop a website (www.monarinternational.com) that will offer to the public a tasteful traditional style Chinese furniture adapted to modern needs for Asian ethnic and high end markets in North America.

The Company fiscal year end is July 31.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

a)  Cash and Cash Equivalents

  Cash consists of cash on deposit with a high quality major financial institution.

b)     Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)     Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities, and due to related party, approximate their fair value because of the short maturity of these instruments. The Company’s operations are outside the United States and some of its assets and liabilities have exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Monar International Inc.
(A DEVELOPMENT STAGE Company)
Notes to the Financial Statements

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

d)     Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

e)     Foreign Currency Translation

The Company’s reporting and functional currency is the U.S. dollar. Non-U.S. dollar transactions are translated at the exchange rate prevailing at the time of the transaction. Non-U.S. dollar monetary assets and liabilities are translated at period-end exchange rates and exchange gains and losses are reflected in operations.

f)      Basic and Diluted Net Loss per Share

The Company reports loss per share in accordance with ASC 260, “Earnings per Share”. Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period (none for the periods presented). The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has net losses for the period from inception to July 31, 2010 of $44,651.  The Company intends to fund operations through sales and equity financing arrangements.

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

Monar International Inc.
(A DEVELOPMENT STAGE Company)
Notes to the Financial Statements

NOTE 4 – RELATED PARTY TRANSACTIONS

On November 17, 2009, 7Bridge Capital Partner Limited advanced Monar $7,000 cash. This advance is non-interest bearing, unsecured and due on demand.

On July 20, 2010, 7Bridge Capital Partner Limited paid $1,000 for transfer agent fees on behalf of Monar. This advance is non-interest bearing, unsecured and due on demand.

As of July 31, 2010, the amount of $31,621 is due to the President and Director for cash advances to the Company. This advance is non-interest bearing, unsecured and due on demand.

NOTE 5 – COMMON STOCK

Monar issued 5,000,000 common shares at $0.00001 on July 6, 2009 to the President and Director of the Company for $50.

During the year ended July 31, 2010, the company received $76,000 for the sale of 760,000 common shares at $0.00001, which is included in common stock issued and outstanding.

NOTE 6 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards expire beginning in 2030 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future.  The net operating loss carry forward was $28,063 at July 31, 2010. The effective interest rate for fiscal year 2009 and 2010 is 35%. The significant components of the deferred tax asset as of July 31, 2010 are as follows:

Net operating loss carry forwards	$15,627
Valuation allowance	(15,627)
Net deferred tax asset	$-

NOTE 7 – SUBSEQUENT EVENTS

There are no subsequent events.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to July 31, 2010, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of July 31, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2010 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The name, address, age and position of our sole officer and director is set forth below:

Name and Address	Age	Position(s)
Robert Clarke	66	president, principal executive officer, secretary,
Suite 1302, Sino Favour Centre		treasurer, principal financial officer, principal
1 On Yip Street		accounting officer and sole member of the board of
Chaiwan, Hong Kong,		directors.
China

The person named above has held his offices/positions since inception of our company and are expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officer and director

Since our inception on July 6, 2009, Robert Clarke has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors.  From July 2008 to June 2009, Mr. Clarke was Chairman and a Director of Ecolocap Solutions Inc., a Nevada corporation located in Montreal, Quebec.  Ecolocap is engaged in the business of providing services and products related to the reduction of greenhouse gases.  Ecolocap’s common stock is traded on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol ECOS.  From July 15, 2008 to June 16, 2009, Mr. Clarke was a member of the Board of Directors of Tiger Renewable Energy, Ltd., and from September 12, 2008 to June 4, 2009, he was President and CEO. After Mr. Clarke resigned, Tiger Renewable Energy, Ltd changed its name to Cono Italiano, Inc. and is currently in the business of marketing Italian food products with its principal place of business located in Keyport, New Jersey. Cono Italiano is currently a development stage company and is traded on the Bulletin Board under the symbol CNOZ.  Since June 2000, Mr. Clarke has been Chairman of 7bridge Capital, a private venture capital group in Hong Kong. Prior to moving to Hong Kong Mr. Clarke was based in Vancouver, BC and played a key role in the start-up and financing of several Canadian and United States companies in the high technology and telecommunications sectors. Since mid 2001 he has been based in Hong Kong and involved in private and public companies, with a particular emphasis on the development of China opportunities. Prior to moving to Hong Kong in June 2001, Mr. Clarke served as a Director and as President and Chief Executive Officer of Waverider Communications Inc. from January 1997 to December 1997. He was a Director and Chairman of TEK Digitel Corp. from June 1998 until September 1999. Mr. Clarke also served as the Chairman of the Board of Directors of ePhone Telecom Inc. from April 1999 until July 21, 2000. He rejoined the ePhone Board on December 1, 2000 once again becoming Chairman, which position he held until September 12, 2002. He resigned from the ePhone Board on December 30, 2002. He also served as the Chief Executive Officer of ePhone from June 3, 1999 to April 1, 2000 and again from December 1, 2000 to July 1, 2002. For three periods: June 3, 1999 to August 8, 1999; March 9, 2000 to April 1, 2000; and December 1, 2000 to April 1, 2001 he also served as President. Mr. Clarke has also been Director and Chairman of the Board of Directors of Manaris Corporation (formerly C-Chip Technologies Corporation) from January 2003 to August 23, 2006 on which date resigned as both Chairman and a director.  Mr. Clarke was a director of L&L International Holdings, Inc. from Sept. 11, 2004 to March 4, 2005.  L&L was later renamed to L&L Energy, Inc. and trades on the Nasdaq Global Market (LLEN). Mr. Clarke has also been Chairman of Cardtrend International Inc. (now known as Mezabay International Inc.) since Oct. 2, 1998, except for a period from Dec. 17, 2004 to Oct. 5, 2005, until resigning January 23, 2008. He also served a Chief Executive Officer of Cardtrend (then called Asia Payment Systems Inc.) from Oct. 15, 2005 until May 22, 2006.  Cardtrend International Inc. is now known as Mezabay International Inc.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Clarke has not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Conflicts of Interest

We believe Mr. Clarke is not subject to conflicts of interest.  No policy has been implemented or will be implemented to address conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.2 to this report.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.3 to this report.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three years through July 31, 2010, for our sole officer.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Robert Clarke	2010	0	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

As of the date hereof, we have not entered into employment contracts with our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

The following table sets forth information with respect to compensation paid by us to our directors during the 2010 completed fiscal year. Our fiscal year end is July 31.

Director’s Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Robert Clarke	0	0	0	0	0	0	0

All compensation received by our sole officer and director has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

We have no plans to pay any salaries to anyone until sufficient financing is available.

Long-Term Incentive Plan Awards

We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

As of the date hereof, we have not entered into employment contracts with our sole officer and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our sole director, officer and key employee, individually and as a group, and the present owner of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership	Shares Owned	Ownership
Robert Clarke	5,000,000	86.8%
Suite 1302, Sino Favour Centre
1 On Yip Street
Chaiwan, Hong Kong,
China

All officers and directors as a group	5,000,000	86.8%
(1 person)

Future sales by existing stockholders

A total of 5,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold by affiliates, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition, provided the Company was not a shell company when the shares were issued or prior thereto.  A shell company is a corporation with no or nominal assets or its assets consist solely of cash and no or nominal operations.  Accordingly, Mr. Clarke, our sole shareholder, may not resell his shares under Rule 144 of the Act for a period on one year from the date we are no longer a shell company and we have filed a Form 8-K with the SEC and disclosed the information required by Item 5.06 thereof.

Shares purchased in the public offering are immediately resalable. The resale of shares could have a depressive effect on the market price should a market develop for our common stock.  There is no assurance a market will ever develop for our common stock.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are 49 holders of record for our common stock, of which the largest record holder is our sole officer and director, who owns 5,000,000 restricted shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On July 6, 2009, we issued a total of 5,000,000 shares of restricted common stock to Robert Clarke, our sole officer and director in consideration of $50.

Further, Mr. Clarke has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs.  As of July 31, 2010, Mr. Clarke advanced us $39,621 comprising of $3,645 from 7 Bridge Capital Partners Limited, a consulting firm of which Mr. Clarke is a director, and $35,976 from Robert Clarke, our sole officer and director, for payments made to our attorney, auditor and accountant, transfer agent and for filing fees to the Nevada Secretary of State.  Mr. Clarke will be repaid from the proceeds of this offering.  There is no due date for the repayment of the funds advanced by Mr. Clarke.  There is no written agreement evidencing the advancement of funds by Mr. Clarke or the repayment of the funds to Mr. Clarke.  The entire transaction was oral.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$5,850	MaloneBailey, LLP
2009	$4,500	MaloneBailey, LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	MaloneBailey, LLP
2009	$0	MaloneBailey, LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	MaloneBailey, LLP
2009	$0	MaloneBailey, LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	MaloneBailey, LLP
2009	$0	MaloneBailey, LLP

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/62/09	3.2

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.2	Audit Committee Charter.	X

99.3	Disclosure Committee Charter.	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of October, 2010.

MONAR INTERNATIONAL INC.
(the “Registrant”)

BY:	ROBERT G. CLARKE
Robert G. Clarke
President, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

ROBERT G. CLARKE	President, Principal Executive Officer, Principal	October 26, 2010
Robert G. Clarke	Financial Officer, Principal Accounting Officer,
Secretary/Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/62/09	3.2

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X