Form 10-Q
period 2010-10-31
MONAR INTERNATIONAL INC.
filed 2010-12-15
CIK 1470719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54166

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,760,000 as of December 12, 2010.

Monar International Inc
Form 10-Q for the Quarter Ended October 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

Monar International Inc
(A Development Stage Company)
Balance Sheets

	October 31, 2010	July 31, 2010

Current Assets
Cash	$46,736	$71,780
Prepaid Expenses	725	-
Total Current Assets	47,461	71,780

TOTAL ASSETS	$47,461	$71,780

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$5,023	$780
Advance from related party	24,223	39,621

Total Current Liabilities	29,246	40,401

Total Liabilities	$29,246	$40,401

Stockholders' Equity
Preferred Stock, $0.0001 par value, 100,000,000 shares
authorized, 0 issued and outstanding	$-	$-
Common Stock, $0.0001 par value, 100,000,000 shares
authorized, 5,760,000 issued and outstanding	58	58

Additional Paid-in Capital	75,992	75,992
Cumulative Translation Adjustments	51	(20)
Deficit Accumulated During Development stage	(57,886)	(44,651)

Total Stockholders' Equity	18,215	31,379

Total Liabilities & Stockholders' Equity	$47,461	$71,780

The accompanying notes are an integral part of these financial statements

Monar International Inc
(A Development Stage Company)
Statements of Expenses

			From
	Three Months	Three Months	July 6, 2009
	Ended	Ended	(Inception) to
	October 31, 2010	October 31, 2009	October 31, 2010

Revenue	-	-	-

Expenses
Professional Fees	$11,648	$13,188	$54,019
Filing Fees	1,392	-	2,892
Rent Expense	195	195	975
Total Expenses	13,235	13,383	57,886

Loss From Operations	(13,235)	(13,383)	(57,886)

Net Loss	(13,235)	(13,383)	(57,886)

Basic and Diluted Net Loss
Per Share	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding
Basic and Diluted	5,760,000	5,000,000

The accompanying notes are an integral part of these financial statements

Monar International Inc
(A Development Stage Company)
Statement of Cash Flows

	Three Months	Three Months	July 6, 2009
	Ended	Ended	(Inception) to
	October 31, 2010	October 31, 2009	October 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,235)	$(13,383)	$(57,886)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:

Changes in Operating Assets and Liabilities:
Prepaid Expenses and Deposits	(725)	2,230	(725)
Accounts Payable	4,243	10,052	5,023
Net cash Used in Operating Activities	$(9,717)	$(1,101)	$(53,588)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Stock to Founder	-	-	50
Proceeds (repayments) for Stockholder loans	(15,398)	1,101	24,223
Proceeds from Stock Subscription	-	-	76,000
Net Cash Provided by Financing Activities	$(15,398)	$1,101	$100,273

Effect of Exchange Rate on Cash	71	-	51

Net Increase (Decrease) in Cash	(25,044)	-	46,736

Cash at Beginning of Period	71,780	-	-
Cash at End of Year	$46,736	$-	$46,736

The accompanying notes are an integral part of these financial statements

Monar International Inc.
(A DEVELOPMENT STAGE Company)
Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Monar International Inc was incorporated in Nevada, USA, on July 6, 2009. The Company has limited operations and in accordance with SFAS ASC 915-15, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included organization, capital formation, target market identification, and marketing plans. Management is planning to develop a website develop a website (www.monarinternational.com) that will offer to the public a tasteful traditional style Chinese furniture adapted to modern needs for Asian ethnic and high end markets in North America.

NOTE 2-BASIS OF PRESENTATION

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

NOTE 3 – GOING CONCERN

At October 31, 2010, the company had cash and cash equivalents of $46,736 and working capital of $18,215.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2011 based on its current operating plan and condition.

The Company has net losses for the period from inception to October 31, 2010 of $57,886  The Company intends to fund operations through sales and equity financing arrangements.

Monar International Inc.
(A DEVELOPMENT STAGE Company)
Notes to the Financial Statements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.   The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of July 31, 2010, $31,621 is due to the sole President and Director for cash advances. This advance is non-interest bearing, unsecured and due on demand.

During the three months ended October 31, 2010, the Company paid $15,398 to 7bridge Capital Partners Limited which is controlled by the sole President and Director.  All the reimbursements owed to the President and Director of the Company will go to 7bridge Capital Partners Limited.

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

Plan of Operation

We completed our public offering on July 8, 2010 and our specific goal is to profitably sell products on our Internet website to the public.  We intend to accomplish the foregoing by the following steps.

1.         Completion of our public offering on July 8, 2010 provided us with sufficient capital to begin our operations.  We are currently implementing our business plan to begin operations and are following our plan to spend the funds as described in the Use of Proceeds section of this of our prospectus, which was filed with the SEC on December 3, 2009.

2.         Prior to completing our public offering, we operated with a minimum amount of office space, but are now negotiating for expanded premises to establish our office and acquire the equipment for our operations. Earlier we had expected to have expanded office premises in place by Nov. 1, 2010, but we have delayed this as we do expect we need these until January 2011. We have allocated $10,000 for the initial setup of the office and do not expect to exceed that amount.   We do not intend to hire employees for the foreseeable future.  Our sole officer and director will handle our administrative duties and he will also contract for such other personnel as we may require on a short term basis.

3.         To date we have spent nominal time designing the website and have encountered a short term delay because, based on the advice of experienced web designers, as we have decided to re-design our website.   We are in the process of interviewing and evaluating several website developers to create a state of the art website to promote our products.  We do not expect to exceed our original budget of $10,000 for the website which will include graphics and links from our site.  We intend to locate smaller, new manufacturers to offer their products on a more exclusive basis and are currently evaluating several Chinese manufacturers.

4.         Marketing and advertising will be focused on promoting our website and products.  The advertising campaign may also include the design and printing of various sales materials.  Once our website is fully operational we intend to market our products and website through traditional sources.  Advertising and promotion will be an ongoing effort but the initial cost of developing the campaign is estimated to cost between $15,000 to $35,000.

5.         To facilitate our operations in Hong Kong we have decided to incorporate a company in Hong Kong under the name Monar Hong Kong Limited. We expect the incorporation to be completed by Dec. 31, 2010.

6.         Once the website is fully functional and we have located and negotiated agreements with a suitable number of suppliers to offer their products for sale, we intend to hire 1 or 2 part-time salesperson(s) to fill Internet orders from customers.

7.         We anticipate that we will generate revenues as soon as we are able to offer products for sale on our website. This will happen once we negotiated agreements with one or two suppliers of products and we are currently identifying Chinese suppliers the products we wish to offer.

8.         We will not be conducting any research.  We are not going to buy or sell any plant or significant equipment during the next twelve months.

9.         If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.  If we cease operations, we do not know what we will do and we do not have any plans to do anything.

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

Results of operations

From Inception on July 6, 2009 to October 31, 2010

We have had a loss from operation for the three months ended October 31, 2010 of $13,235 of which $2,944 was for legal fees, $4,535 was for audit fees, $3,940 for accounting services, and $195 for rent expense, and $229 for bank service charges.  We are in the start-up of our proposed business operations.

From inception on July 6, 2009 to October 31, 2010, we incorporated the company, hired the attorney, hired an auditor and our registration statement was declared effective by the SEC. We have prepared an internal business plan.  We have reserved the domain name“www.monarinc.com” and commenced construction of our web site. We have had loss from operations from inception on July 6, 2009 to October 31, 2010 of $57,886, of which $31,098 was for legal fees, $10,365 was for audit fees, $9,627 for accounting services, $975 for rent expense, and $5,733 for filing fees and other professional services.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50 and have collected gross proceeds under our public offering of $76,000 to October 31, 2010. Shares totaling 760,000 shares of common stock were issued to the subscribers to our public offering on August 17, 2010.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 and raised $50. This was accounted for as a sale of common stock. On July 8, 2010, we completed our public offering by selling 760,000 shares of common stock and raised $76,000. This was accounted for as a sale of common stock.

As of October 31, 2010, our total assets were $47,460 and our total liabilities were $29,246 of which $24,223 was from 7bridge Capital Partners Limited for payments made to our attorney, auditor and accountant, and for filing fees to the Nevada Secretary of State.

Critical Accounting Policy

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change.  We believe that at July 31, 2010, there has been no material change to critical accounting policy.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS.

On November 30, 2009, our Form S-1 registration statement (SEC file no. 333-161566) was declared effective by the SEC. Pursuant to the Form S-1, we offered 750,000 shares minimum, 1,500,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers. On July 8, 2010, we completed our public offering and sold 760,000 shares of common stock at an offering price of $0.10 per share and raised $76,000.  Since then, we have paid the following amounts from the proceeds of our public offering:

Website development	$1,000
Database	$1,500
Marketing and advertising	$500
Establishing an office	$1,000
Salaries	$0
Working capital	$250
TOTAL	$4,250

ITEM 6.          EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/62/09	3.2

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.	10-K	10/27/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	10/27/10	99.2

99.3	Disclosure Committee Charter.	10-K	10/27/10	99.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of December, 2010.

MONAR INTERNATIONAL INC.
(the “Registrant”)

BY:	ROBERT G. CLARKE
Robert G. Clarke
President, President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/62/09	3.2

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.	10-K	10/27/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	10/27/10	99.2

99.3	Disclosure Committee Charter.	10-K	10/27/10	99.3