Form 10-Q
period 2011-01-31
MONAR INTERNATIONAL INC.
filed 2011-03-16
CIK 1470719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54166

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,600,000 as of March 16, 2011.

Monar International Inc
Form 10-Q for the Quarter Ended January 31, 2011

INDEX TO FINANCIAL STATEMENTS

		Page No.

	Part I. - Financial Information

Item 1.	Financial statements	3

	Balance Sheets as of January 31, 2011 and July 31, 2010 (Unaudited)	3

	Statement of Expenses for the three and six months ended January 31, 2011 and for the period from July 6, 2009 (Inception) to January 31, 2001 (Unaudited)	4

	Statement of Cash Flows for the six months ended January 31, 2011 and for the period from July 6, 2009 (Inception) to January 31, 2011 (Unaudited)	5

	Notes to the Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	10

Item 4.	Controls and Procedures.	11

	Part II. - Other Information

Item 1A.	Risk Factors.	11

Item 2.	Changes in Securities and Use of Proceeds.	11

Item 6.	Exhibits.	12

Signatures		13

Exhibit Index		14

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

Monar International Inc
(A Development Stage Company)
Balance Sheets
(Unaudited)

	January 31,2011	July 31, 2010

Current Assets
Cash	$34,170	$71,780
Prepaid Expenses	7,053	-
Total Current Assets	41,223	71,780

TOTAL ASSETS	$41,223	$71,780

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$10,153	$780
Advance from related party	25,307	39,621

Total Current Liabilities	35,460	40,401

Total Liabilities	$35,460	$40,401

Stockholders' Equity
Preferred Stock, $0.0001 par value, 100,000,000 shares
authorized, 0 issued and outstanding	$-	$-
Common Stock, $0.00001 par value, 250,000,000 shares
authorized, 57,600,000 issued and outstanding	576	576

Additional Paid-in Capital	75,474	75,474
Cumulative Translation Adjustments	(77)	(20)
Deficit Accumulated During Development stage	(70,210)	(44,651

Total Stockholders' Equity	5,763	31,379

Total Liabilities & Stockholders' Equity	$41,223	$71,780

The accompanying notes are an integral part of these financial statements

Monar International Inc
(A Development Stage Company)
Statements of Expenses
(Unaudited)

	Three months	Three months	Six months	Six months	From July 6, 2009
	Ended	Ended	Ended	Ended	(Inception) to
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010	January 31, 2011

Revenue	-	-	-	-	-

Expenses
Professional Fees	$10,142	$5,264	$21,790	$18,452	$64,161
Filing Fees	1,987	-	3,379	-	4,879
Rent Expense	195	195	390	390	1,170
Total Expenses	12,324	5,459	25,559	18,842	70,210

Loss From Operations	(12,324)	(5,459)	(25,559)	(18,842)	(70,210)

Net Loss	(12,324)	(5,459)	(25,559)	(18,842)	(70,210)

Basic and Diluted Net
Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average
Number of Common
Shares Outstanding
Basic and Diluted	57,600,000	57,600,000	57,600,000	57,600,000

The accompanying notes are an integral part of these financial statements

Monar International Inc
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Six Months	Six Months	July 6, 2009
	Ended	Ended	(Inception) to
	January 31, 2011	January 31, 2010	January 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,559)	$(18,842)	$(70,210)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:

Changes in Operating Assets and Liabilities:
Prepaid Expenses and Deposits	(7,053)	2,230	(7,053)
Accounts Payable	9,373	2,529	10,153
Net cash Used in Operating Activities	$(23,239)	$(14,083)	$(67,110)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Stock to Founder	-	-	50
Advances Payable – Related Party	7,000	19,083	7,000
Repayments to Related Party	(21,314)	-	25,307
Proceeds from Stock Subscription	-	-	76,000
Net Cash Provided by (Used in) Financing Activities	$(14,314)	$19,083	$101,357

Effect of Exchange Rate on Cash	(57)	-	(77)

Net Increase (Decrease) in Cash	(37,610)	5,000	34,170

Cash at Beginning of Period	71,780	-	-

Cash at End of Period	$34,170	$5,000	$34,170

The accompanying notes are an integral part of these financial statements

Monar International Inc.
(A DEVELOPMENT STAGE Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Monar International Inc. (the “Company”) was incorporated in Nevada, USA, on July 6, 2009. The Company has limited operations and in accordance with SFAS ASC 915-15, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included organization, capital formation, target market identification, and marketing plans. Management is planning to develop a website (www.monarinternational.com) that will offer to the public a tasteful traditional style Chinese furniture adapted to modern needs for Asian ethnic and high end markets in North America.

NOTE 2-BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

NOTE 3 – GOING CONCERN

At January 31, 2011, the company had cash and cash equivalents of $34,170 and working capital of $5,763. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2011 based on its current operating plan and condition.

The Company has net losses for the period from inception to January 31, 2011 of $70,210. The Company intends to fund operations through sales and equity financing arrangements.

Monar International Inc.
(A DEVELOPMENT STAGE Company)
Notes to the Financial Statements
(Unaudited)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of January 31, 2011 and July 31, 2010, $25,307 and $39,621 were due to the President and sole Director for cash advances respectively. This advance is non-interest bearing, unsecured and due on demand.

During the six months ended January 31, 2011, the Company received advances totaling $7,000 from and while paying $21,314 to 7bridge Capital Partners Limited which is controlled by the President and sole Director. All the reimbursements owed to the President and Director of the Company will go to 7bridge Capital Partners Limited.

NOTE 5 – STOCK DIVIDEND

On January 12, 2011, the Company declared a stock dividend of nine shares of common stock for each common share on record. The total number of shares of common stock to be distributed is 51,840,000. Since the total numbers of shares to be issued exceed 25% of common shares outstanding, the transaction is recorded as stock split and offset to additional paid in capital at par value and the effect of the issuance is applied retroactively to all prior periods presented.

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

2.         Prior to completing our public offering, we operated with a minimum amount of office space, but are now negotiating for expanded premises to establish our office and acquire the equipment for our operations. Earlier we had expected to have expanded office premises in place by Nov. 1, 2010, but we have delayed this as we did not have an immediate need and we now expect to finalize our new office arrangements by April 15, 2011. We have allocated $10,000 for the initial setup of the office and do not expect to exceed that amount. We do not intend to hire employees for the foreseeable future. Our sole officer and director will handle our administrative duties and he will also contract for such other personnel as we may require on a short term basis.

3.         To date we have spent nominal time designing the website, but we are now developing a re-designed web site which we expect to have operational, at least in its basic functionality, within approximately six weeks. We do not expect to exceed our original budget of $10,000 for the website which will include graphics and links from our site. We intend to locate smaller, new manufacturers to offer their products on a more exclusive basis and are currently evaluating several Chinese manufacturers.

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

5.         To facilitate our operations in Hong Kong we have incorporated a company in Hong Kong under the name Monar Hong Kong Limited.

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

Results of operations

From Inception on July 6, 2009 to January 31, 2011

We have had a loss from operations for the six months ended January 31, 2011 of $18,842 of which $3,072 was for legal fees, $9,675 was for audit fees and accounting services, and $390 for rent expense, and $456 for bank service charges. We are in the start-up of our proposed business operations.

From inception on July 6, 2009 to January 31, 2011, we incorporated the company, hired the attorney, hired an auditor and our registration statement was declared effective by the SEC. We have prepared an internal business plan. We have reserved the domain name“www.monarinc.com” and commenced construction of our web site. We have had loss from operations from inception on July 6, 2009 to January 31, 2011 of $70,210, of which $31,227 was for legal fees, $21,192 was for audit fees and accounting services, $1,170 for rent expense, and $6,866 for filing fees and other professional services.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50 and have collected gross proceeds under our public offering of $76,000 to January 31, 2011. Shares totaling 760,000 shares of common stock were issued to the subscribers to our public offering on August 17, 2010.

On January 12, 2011, we declared a stock dividend of 9 new shares for each 1 held (10:1) with a record date of January 24, 2011. These additional shares were issued immediately after the record date.

On January 24, 2011 our Board of Directors approved an increase in authorized capital from 100,000,000 common shares to 250,000,000 common shares. This increase was approved by written consent of our majority shareholder, Robert Clarke, our President, who holds approximately 86.81% of our common stock. All shareholders at the record date of February 1, 2011 were notified by mail of the increase in authorized capital when it became effective.

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

As of January 31, 2010, our total assets were $41,223 and our total liabilities were $35,460 of which $25,460 was from 7bridge Capital Partners Limited for payments made to our attorney, auditor and accountant, and for filing fees to the Nevada Secretary of State.

Critical Accounting Policy

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We believe that at January 31, 2011, there has been no material change to critical accounting policy.

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

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

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

Website development	$5,000
Database	$3,500
Marketing and advertising	$500
Establishing an office	$1,000
Salaries	$0
Working capital	$1,250
TOTAL	$11,250

ITEM 6.          EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/62/09	3.2

3.3	Amended Articles of Incorporation.				X

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.	10-K	10/27/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	10/27/10	99.2

99.3	Disclosure Committee Charter.	10-K	10/27/10	99.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of March, 2011.

MONAR INTERNATIONAL INC.
(the “Registrant”)

BY:	ROBERT G. CLARKE
Robert G. Clarke
President, President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/62/09	3.2

3.3	Amended Articles of Incorporation.				X

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.	10-K	10/27/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	10/27/10	99.2

99.3	Disclosure Committee Charter.	10-K	10/27/10	99.3