Form 10-Q
period 2011-04-30
MONAR INTERNATIONAL INC.
filed 2011-06-14
CIK 1470719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54166

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,600,000 as of June 13, 2011.

Monar International Inc
Form 10-Q for the Quarter Ended April 30, 2011

INDEX TO FINANCIAL STATEMENTS

		Page No.

	Part I. - Financial Information

Item 1.	Financial statements	3

	Balance Sheets as of April 30, 2011 and July 31, 2010 (Unaudited)	F-1

	Statement of Expenses for the three and nine months ended April 30, 2011 and for the period from July 6, 2009 (Inception) to April 30, 2001 (Unaudited)	F-2

	Statement of Cash Flows for the none months ended April 30, 2011 and for the period from July 6, 2009 (Inception) to April 30, 2011 (Unaudited)	F-3

	Notes to the Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	10

Item 4.	Controls and Procedures.	11

	Part II. - Other Information

Item 1A.	Risk Factors.	11

Item 2.	Changes in Securities and Use of Proceeds.	11

Item 6.	Exhibits.	12

Signatures		13

Exhibit Index		14

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

Monar International Inc
(A Development Stage Company)
Balance Sheets
(Unaudited)

	April 30, 2011	July 31, 2010

Current Assets
Cash	$2,630	$71,780
Prepaid Expenses	1,000	-
Total Current Assets	3,630	71,780

TOTAL ASSETS	$3,630	$71,780

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$5,205	$780
Advance from related party	23,122	39,621

Total Liabilities	28,327	40,401

Stockholders' Equity (Deficit)
Preferred Stock, $0.00001 par value, 100,000,000 shares
authorized, 0 issued and outstanding	$-	$-
Common Stock, $0.00001 par value, 250,000,000 shares
authorized, 57,600,000 and 5,000,000 issued and outstanding as
of April 30, 2011 and July 31, 2010, respectively	576	576

Additional Paid-in Capital	75,474	75,474
Cumulative Translation Adjustments	(54)	(20)
Deficit Accumulated During Development stage	(100,693)	(44,651)

Total Stockholders' Equity (Deficit)	(24,696)	31,379

Total Liabilities & Stockholders' Equity	$3,630	$71,780

The accompanying notes are an integral part of these interim unaudited financial statements

Monar International Inc
(A Development Stage Company)
Statements of Expenses
For the Three & Nine Months Ended April 30, 2011 and 2010 and
For the Period From July 6, 2009 (Inception) to April 30, 2011
(Unaudited)

					From July 6,
	Three Months	Three Months	Nine Months	Nine Months	2009
	Ended	Ended	Ended	Ended	(Inception) to
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010	April 30, 2011

Revenue	-	-	-	-

Expenses
Professional Fees	$29,478	$3,048	$51,268	$21,500	$93,639
Filing Fees	-	-	3,379	-	4,879
Rent Expense	195	195	585	585	1,365
Bank Service Charges	810	-	810	-	810
Total Expenses	30,483	3,243	56,042	22,085	100,693

Loss From Operations	(30,483)	(3,243)	(56,042)	(22,085)	(100,693)

Net Loss	(30,483)	(3,243)	(56,042)	(22,085)	(100,693)

Basic and Diluted Net Loss
Per Share	$(0.001)	$(0.001)	$(0.001)	$(0.004)

Weighted Average Number of
Common Shares Outstanding
Basic and Diluted	57,600,000	5,000,000	57,600,000	5,000,000

The accompanying notes are an integral part of these interim unaudited financial statements

Monar International Inc
(A Development Stage Company)
Statement of Cash Flows
For the Nine Months Ended April 30, 2011 and 2010 and
For the Period From July 6, 2009 (Inception) to April 30, 2010
(Unaudited)

	Nine Months	Nine Months	July 6, 2009
	Ended	Ended	(Inception) to
	April 30, 2011	April 30, 2010	April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,042)	$(22,085)	$(100,693)
Adjustments to Reconcile Net Loss to Net Cash			-
Used in Operating Activities:			-

Changes in Operating Assets and Liabilities:
Prepaid Expenses and Deposits	(1,000)	2,230	(1,000)
Accounts Payable	4,425	(415)	5,205
Net cash Used in Operating Activities	$(52,617)	$(20,270)	$(96,488)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Stock to Founder	-	-	50
Advances Payable - Related Party	21,000	20,853	60,621
Repayments to Related Party	(37,500)	-	(37,500)
Proceeds from Stock Subscription	-	46,500	76,000
Net Cash (Used in) Provided by Financing Activities	$(16,500)	$67,353	$99,171

Effect of Exchange Rate on Cash	(33)	-	(53)

Net Increase (Decrease) in Cash	(69,150)	47,083	2,630

Cash at Beginning of Period	71,780	-	-
Cash at End of Period	$2,630	$47,083	$2,630

The accompanying notes are an integral part of these interim unaudited financial statements

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

NOTE 3 – GOING CONCERN

At April 30, 2011, the company had cash and cash equivalents of $2,630 and working capital of $(24,697). The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2011 based on its current operating plan and condition.

The Company has net losses for the period from inception to April 30, 2011 of $100,693. The Company intends to fund operations through sales and equity financing arrangements.

Monar International Inc.
(A DEVELOPMENT STAGE Company)
Notes to the Financial Statements
(Unaudited)

NOTE 3 – GOING CONCERN (continued)

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying interim financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If the Company fails to generate positive cash flow or obtain additional financing, when required, it may have to modify, delay, or abandon some or all of its business and expansion plans.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of April 30, 2011 and July 31, 2010, $23,122 and $39,621 were due to the President and sole Director for cash advances, respectively. These cumulative advances are non-interest bearing, unsecured and due on demand.

During the nine months ended April 30, 2011, the Company received advances totaling $21,000 from and while paying $37,500 to 7bridge Capital Partners Limited which is controlled by the President and sole Director. All the reimbursements owed to the President and sole Director of the Company will go to 7bridge Capital Partners Limited.

NOTE 5 – STOCK DIVIDEND

On January 12, 2011, the Company declared a stock dividend of nine shares of common stock for each common share on record. The total number of shares of common stock to be distributed is 51,840,000. Since the total numbers of shares to be issued exceed 25% of common shares outstanding, the transaction is recorded as a stock split and offset to additional paid in capital at par value and the effect of the issuance is applied retroactively to all prior periods presented.

On March 23, 2011, the Company filed an amendment to the articles of incorporation to increase the authorized number of common shares from 100,000,000 shares to 250,000,000 shares. The par value remained $0.00001 per share. The number of authorized shares of preferred stock remained at 100,000,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

2.         Prior to completing our public offering, we operated with a minimum amount of office space, but are now negotiating for expanded premises to establish our office and acquire the equipment for our operations. Earlier we had expected to have expanded office premises in place by November 1, 2010, but we have delayed this as we did not have an immediate need.  We finalized new office arrangements in April 2011 and will operate our Hong Kong office from a location in the Causeway Bay district as of July 2011. We have allocated $10,000 for the initial setup of the office and do not expect to exceed that amount. We do not intend to hire employees for the foreseeable future. Our sole officer and director will handle our administrative duties and he will also contract for such other personnel as we may require on a short term basis.

3.         To date we have spent nominal time designing the website, but we are now developing a re-designed web site for which we are testing its basic functionality. We do not expect to exceed our original budget of $10,000 for the website which will include graphics and links from our site. We intend to locate smaller, new manufacturers to offer their products on a more exclusive basis and are currently evaluating several Chinese manufacturers.

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

5.         To facilitate our operations in Hong Kong we have incorporated a company in Hong Kong under the name Monar Hong Kong Limited and this company will be the focus for our day to day operations in Hong Kong and China.

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

Non-Binding Letter of Intent

In addition on May 5, 2011, we entered into a non-binding memorandum of understanding with a group of shareholders of Integrated Clinical Care Corporation, a Nevada corporation (“ICC”) to acquire up to 100% of the outstanding shares of common stock of ICC in exchange for 50,000,000 restricted shares of our common stock.  ICC offers to medical practices usable work flow solutions that include advanced support systems at the point-of-care in the field medical/clinical services with special emphasis on the rapidly evolving practice of oncology.  We are working with the management of ICC to finalize a binding agreement for the proposed transaction and are also reviewing how the proposed transaction will impact the development of our Hong Kong and China operations.

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

Results of operations

From Inception on July 6, 2009 to April 30, 2011

We had a loss from operations for the nine months ended April 30, 2011 of $56,042 of which $14,558 was for legal fees, $13,105 was for audit fees and accounting services, $585 for rent expense, and $810 for bank service charges. We are in the start-up of our proposed business operations.

From inception on July 6, 2009 to April 30, 2011, we incorporated the company, hired the attorney, hired an auditor and our registration statement was declared effective by the SEC. We have prepared an internal business plan. We have reserved the domain name“www.monarinc.com” and commenced construction of our web site. We have had loss from operations from inception on July 6, 2009 to April 30, 2011 of $100,693, of which $27,713 was for legal fees, $23,623 was for audit fees and accounting services, $1,365 for rent expense, and $20,967 for filing fees and other professional services.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50 and have collected gross proceeds under our public offering of $76,000 to January 31, 2011. Shares totaling 760,000 shares of common stock were issued to the subscribers to our public offering on August 17, 2010.

On January 12, 2011, we declared a stock dividend of 9 new shares for each 1 share held (10:1) with a record date of January 24, 2011. These additional shares were issued immediately after the record date.

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

On January 28, 2011 we entered into an agreement with Adegu Canada Inc. (“Adegu”) located in Toronto, Ontario, Canada, wherein we retained Adegu to provide general management services and access to certain technical understandings and expertise for the development of our business operations.  The term of the agreement was three months at a fee of CDN$7,000.00 per month.

On April 28, 2011, Charlie Rodriguez was appointed treasurer, principal financial officer and principal accounting officer.  Mr. Rodriguez replaces Robert Clarke in those positions. Mr. Clarke continues as president, principal executive officer, secretary, and the sole member of the board of directors.  Mr. Rodriquez was selected for the foregoing positions as a result of his past experiences with public companies.  We have not yet entered into any compensation arrangements with Mr. Rodriguez.

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

As of April 30, 2011, our total assets were $3,630 and our total liabilities were $28,327 of which $23,122 was from 7bridge Capital Partners Limited for payments made to our attorney, auditor and accountant, and for filing fees to the Nevada Secretary of State.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We believe that at April 30, 2011, there has been no material change to any of our critical accounting policies.

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

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Website development	$10,000
Database	$7,500
Marketing and advertising	$500
Establishing an office	$1,000
Salaries	$0
Working capital	$2,500
TOTAL	$21,500

ITEM 6.          EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/26/09	3.2

3.3	Amended Articles of Incorporation.	10-Q	3/16/11	3.1

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.	10-K	10/27/10	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	10/27/10	99.2

99.3	Disclosure Committee Charter.	10-K	10/27/10	99.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of June, 2011.

MONAR INTERNATIONAL INC.
(the “Registrant”)

BY:	ROBERT G. CLARKE
Robert G. Clarke
President, Principal Executive Officer, Secretary and sole member of the Board of Directors

BY:	CHARLIE RODRIGUEZ
Charlie Rodriguez
Principal Accounting Officer, Principal Financial Officer and Treasurer

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/26/09	3.2

3.3	Amended Articles of Incorporation.	10-Q	3/16/11	3.1

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.	10-K	10/27/10	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	10/27/10	99.2

99.3	Disclosure Committee Charter.	10-K	10/27/10	99.3