Form 10-K
period 2011-07-31
MONAR INTERNATIONAL INC.
filed 2011-10-31
CIK 1470719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2011

Commission File Number:   000-54166

MONAR INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Suite 1103, United Success Commercial Centre
508 Jaffe Road
Causeway Bay
Hong Kong, China
(Address of principal executive offices, including zip code)

852-9738-1945
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]   NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 31, 2011: $0.33.

At October 24, 2011, 57,600,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.          BUSINESS.

Monar International Inc. (the "Company") was incorporated in the State of Nevada on July 6, 2009. On December 15, 2010, the Company incorporated a wholly owned subsidiary, Monar International Hong Kong Limited. We are developing a website (www.monarinc.com) that will offer to the public a tasteful traditional style Chinese furniture adapted to modern needs for Asian ethnic and high end markets in North America.  To date, we have spent nominal time designing the website and are in negotiations with a Chinese-based website developer to create the website. We expect to generate revenues during the coming fiscal year, but to date the only operations we have engaged in is planning our website and the development of business contacts in Hong Kong and China.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause its plans to change.

We have not begun operations and have prepared for the start-up of our operations since the closing of our public offering.  Our plan of operation is forward looking and there is no assurance that we will ever begin operations.  Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

Products

Our principal business objective is to offer traditional style Chinese furniture adapted to modern needs for Asian ethnic and high end markets in North America.  It is the opinion of our officers and sole director that our target market and likely purchaser of our products will primarily be individuals with higher than average income who are seeking an Asian flavor in their home décor.

The products we intend to promote will be selected by our sole director, Robert Clarke.

Website

To date, we have spent nominal time designing the website.  We are in the process of negotiating with a Chinese-based website developer to create the website.  We intend to create and maintain a website which will provide the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, java chat, hotmetal/miva script, shopping cart, secure transactions signio support, cybercash support and macromedia flash.  The foregoing will allow us to make retail sales of furniture products, promote our products in an effective manner, and communicate with our customers on-line.

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

We intend to pass on to our customer any warranties that suppliers make to us.  If we have a warranty from a manufacture and a customer returns products to as a result of defects in the product, we will forward the product to the manufacture for repair or replacement under the manufacturer’s warranty to us.  If there is no warranty from the manufacture to us or if the warranty flows directly to the customer, we will return the product to the customer with advice that there is no warranty protection or that the customer should return the product directly to the manufacturer.

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

-
Revenues will be generated by fees received for sales that originate from our website and are linked to those manufacturers that we will negotiate relationships with.  Our customers would link to the manufacturer’s website directly from our site and we would be paid a fee for directing the traffic that results in sales;

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

Marketing

We intend to market our website in the United States and Canada through traditional sources such as trade magazines, conventions and conferences, newspapers advertising, billboards, telephone directories and flyers/mailers.  We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future.  Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation.  If that occurs a judgment could be rendered against us, which could cause us to cease operations.

Employees; Identification of Certain Significant Employees

We are a development stage company and currently have no employees, other than our sole officer and director.  We intend to hire additional employees on an as needed basis.

Offices

Our principal executive office is located at Suite 1103, United Success Commercial Centre, 508 Jaffe Road, Causeway Bay, Hong Kong, China.  Our telephone number is 852-9738-1945 and our registered agent for service of process is the National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701.  Our office is in one of the main business districts of Hong Kong Island, in offices occupied by several companies to which our president, Robert Clarke, has provided consulting services to in the past.  We use approximately 200 square feet of space in that location at a monthly cost of approximately $150.00.   We have an oral agreement for office rental with a three month rent free period running from August 1, 2011 and monthly rental payable after that.  There is no fixed term.

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

In addition, because our products are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country.  We are qualified to do business only in Nevada.  Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties.  It could also hamper our ability to enforce contracts in such jurisdictions.  Currently, we are qualified to do business in Nevada and are qualified to do business in Hong Kong through our wholly-owned subsidiary, Monar Hong Kong Limited.  Other than Nevada and Hong Kong, we do not believe we will have to qualify to do business in any other jurisdiction.

In Nevada, we are required to pay an annual fee to the Nevada Secretary of State of $165.00.  Nevada has no corporate income taxes.

Other than the foregoing, no governmental approval is needed for the sale of our products in the United States or the State of Nevada.

Every foreign corporation doing business in Hong Kong must register as a foreign company under Part XI of the Companies Ordinance (Cap. 32), and within 30 days of beginning operation registers the business under the provisions of Business Registrations Ordinance (Cap. 310).  The total cost of the registration is approximately $250.00 which will be paid from working capital following the completion of this public offering.

Income tax in Hong Kong is called a “profit tax”.  We will be subject to the profit tax of approximately 16% and is predicated on gross profits.

To facilitate doing business in Hong Kong itself and also to more easily deal with China-based suppliers, we set up a wholly-owned subsidiary, Monar Hong Kong Limited December 2010, but did not activate that company until September 2011.  Since September 2011 Monar Hong Kong Limited has had only nominal activities.

Share Exchange Agreement

On May 5, 2011, we entered into a non-binding memorandum of understanding (MOU) with a group of shareholders of Integrated Clinical Care Corporation, a Nevada corporation (“ICC”) to acquire up to 100% of the outstanding shares of common stock of ICC in exchange for 50,000,000 restricted shares of our common stock.  ICC offers to medical practices usable work flow solutions that include advanced support systems at the point-of-care in the field medical/clinical services with special emphasis on the rapidly evolving practice of oncology.  On July 5, 2011 we replaced the MOU with a binding share exchange agreement with an anticipated closing date of July 31, 2011.  It subsequently proved impossible to close the contemplated transaction by July 31, 2011 nor for an extended period thereafter and as a result, we gave formal notice to ICC on Oct. 17, 2011 that the proposed share exchange was canceled.

On September 2, 2011, we established a wholly-owned subsidiary incorporated in the State of Nevada named Syntas Inc.  We did this in the expectation of the closing of the share exchange with ICC to facilitate the continuation of our proposed business of marketing traditional Chinese furniture.  Since we terminated the proposed share exchange with ICC on October 17, 2011 we are reviewing our plans for Syntas Inc. in order to most efficiently structure our proposed Hong Kong and China operations.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.          PROPERTIES.

None.

ITEM 3.          LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

There are 44 holders of record for our common stock.  There are a total of 57,600,000 shares of common stock outstanding.  One of our shareholders is Robert G. Clarke, our President and sole director, who owns 50,000,000 restricted shares of our common stock.

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

Status of Our Public Offering

On November 30, 2009, our Form S-1 registration statement (SEC file no. 333-161566) was declared effective by the SEC. Pursuant to the Form S-1, we offered 750,000 shares minimum, 1,500,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers. On July 8, 2010, we completed our public offering and sold 760,000 shares of common stock at an offering price of $0.10 per share, raising $76,000.  Since then, we have initiated the development of our web site and data base and have established an office in the Causeway Bay district of Hong Kong.  We estimate that the costs incurred to September 30, 2011 are as shown below.  These were paid out of the proceeds of our public offering, as follows:

Website development	$10,000
Database	$5,000
Marketing and advertising	$1,000
Establishing an office	$2,500
Salaries	$0
Working capital	$2,500
TOTAL	$21,000

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Results of operations

From Inception on July 6, 2009 to July 31, 2011

We had a loss from operations for the twelve months ended July 31, 2011 of $72,742 of which $19,299 was for legal fees, $18,009 was for audit fees and accounting services, $23,683 for consulting and other professional fees, $4,696 for filing fees, $4,629 for travel expenses, $780 for rent expense, $740 for advertising and promotion, and $906 for bank service charges. We are in the start-up phase of our proposed business operations.

From inception on July 6, 2009 to April 30, 2011, we incorporated the company, hired the attorney, hired an auditor and our registration statement was declared effective by the SEC. We incorporated a wholly owned subsidiary, Monar International Hong Kong Limited on December 15, 2010. We have prepared an internal business plan. We have reserved the domain name“www.monarinc.com” and commenced construction of our web site. We have had loss from operations from inception on July 6,

2009 to July 31, 2011 of $117,393, of which $47,453 was for legal fees, $28,526 was for audit fees and accounting services, $24,771 for consulting and other professional fees, $6,196 for filing fees, $4,629 for travel expenses, $1,560 for rent expense, $740 for advertising and promotion, and $3,518 for bank service charges.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50 and have collected gross proceeds under our public offering of $76,000 to January 31, 2011. Shares totaling 760,000 shares of common stock were issued to the subscribers to our public offering on August 17, 2010.

On July 8, 2010, the completion of our public offering provided us with sufficient capital to begin our operations. We are currently implementing our business plan to begin operations and are following our plan to spend the funds as described in the Use of Proceeds section of our prospectus, which was filed with the SEC on December 3, 2009.

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

We are negotiating for expanded premises to establish our office and acquire the equipment for our operations. Earlier we had expected to have expanded office premises in place by November 1, 2010, but we have delayed this as we did not have an immediate need.  We finalized new office arrangements in April 2011 and have been operating our Hong Kong office from a location in the Causeway Bay district as of August 2011. We have allocated $10,000 for the initial setup of the office and do not expect to exceed that amount. We do not intend to hire employees for the foreseeable future. Our sole officer and director will handle our administrative duties and he will also contract for such other personnel as we may require on a short term basis.

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

To facilitate our operations in Hong Kong we incorporated a company in Hong Kong under the name Monar Hong Kong Limited and this company will be the focus for our day to day operations in Hong Kong and China.

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

2.
Once the website is fully functional and we have located and negotiated agreements with a suitable number of suppliers to offer their products for sale, we intend to hire 1 or 2 part-time salesperson(s) to fill Internet orders from customers.

3.
We anticipate that we will generate revenues as soon as we are able to offer products for sale on our website. This will happen once we negotiated agreements with one or two suppliers of products and we are currently identifying Chinese suppliers the products we wish to offer.

4.	We will not be conducting any research. We are not going to buy or sell any plant or significant equipment during the next twelve months.

5.
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

As of July 31, 2011, our total assets were $280 and our total liabilities were $41,676 of which $28,940 was from 7 Bridge Capital Partners Limited for payments made to our attorney, auditor and accountant, transfer agent and for filing fees to the Nevada Secretary of State.

ITEM 7.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MONAR INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Monar International, Inc.
(A Development Stage Company)
Carson City, Nevada

We have audited the consolidated balance sheets of Monar International, Inc. and its subsidiary (collectively, the “Company”) as of July 31, 2011 and 2010, and the related consolidated statements of expenses, changes in stockholders’ equity (deficit), and cash flows for the years then ended and for the period from July 6, 2009 (inception) through July 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monar International Inc. and its subsidiary as of July 31, 2011 and 2010, and the results of their operations, and their cash flows for the years then ended and for the period from July 6, 2009 (inception) through July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

October 27, 2011

Monar International Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	July 31, 2011	July 31, 2010

Current Assets
Cash	$72	$71,780
Prepaid expenses	208	-
Total Current Assets	280	71,780

TOTAL ASSETS	$280	$71,780

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$12,735	$780
Advances from related party	28,941	39,621

Total Liabilities	41,676	40,401

Stockholders’ Equity (Deficit)
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock, $0.00001 par value, 250,000,000 shares authorized, 57,600,000 issued and outstanding as of July 31, 2011 and July 31, 2010	576	576
Additional Paid-in Capital	75,474	75,474
Cumulative Translation Adjustments	(53)	(20)
Deficit Accumulated During Development stage	(117,393)	(44,651)

Total Stockholders’ Equity (Deficit)	(41,396)	31,379

Total Liabilities & Stockholders’ Equity (Deficit)	$280	$71,780

The accompanying notes are an integral part of these audited consolidated financial statements

Monar International Inc.
(A Development Stage Company)
Consolidated Statements of Expenses

			From July 6, 2009
	Year Ended	Year Ended	(Inception) to
	July 31, 2011	July 31, 2010	July 31, 2011

Expenses
Professional fees	$60,991	$26,283	$103,362
Filing fees	4,696	1,000	6,196
Travel expense	4,629	-	4,629
Rent expense	780	780	1,560
Advertising and promotion	740	-	740
Bank service charges	906	-	906
Total Expenses	72,742	28,063	117,393

Net Loss	$(72,742)	$(28,063)	$(117,393)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and Diluted	57,600,000	57,600,000

The accompanying notes are an integral part of these audited consolidated financial statements

Monar International Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period From July 6, 2009 (Inception) to July 31, 2011

					Deficit
		Common	Additional	Cumulative	Accumulated
	Common	Stock	Paid-in	Translation	During
	Stock	Amount	Capital	Adjustments	Development	Total

Balance, July 6, 2009
(Inception)	-	$-	$-	$-	$-	$-

Stock issued for cash	50,000,000	500	(400)	-	-	50

Net loss	-	-	-	-	(16,588)	(16,588)

Balance, July 31, 2009	50,000,000	500	(400)	-	(16,588)	(16,538)

Stock issued for cash	7,600,000	76	75,992	-	-	76,000

Net loss	-	-	-	-	(28,063)	(28,063)

Foreign currency translation	-	-	-	(20)	-	(20)

Balance, July 31, 2010	57,600,000	576	75,474	(20)	(44,651)	31,379

Net loss, July 31, 2011	-	-	-	-	(72,742)	(72,742)

Foreign currency translation	-	-	-	(33)	-	(33)

Balance, July 31, 2011	57,600,000	$576	$75,474	$(53)	$(117,393)	$(41,396)

The accompanying notes are an integral part of these audited consolidated financial statements

Monar International Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year	Year	July 6, 2009
	Ended	Ended	(Inception) to
	July 31, 2011	July 31, 2010	July 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(72,742)	$(28,063)	$(117,393)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:

Changes in Operating Assets and Liabilities:
Prepaid expenses and deposits	(208)	2,230	(208)
Accounts payable	11,955	(220)	12,735
Net Cash Used in Operating Activities	(60,995)	(26,053)	(104,866)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of stock to founder	-	-	50
Proceeds from advances from related party	27,518	21,853	67,139
Repayments of advances to related party	(38,198)	-	(38,198)
Proceeds from stock subscription	-	76,000	76,000
Net Cash (Used in) Provided by Financing Activities	(10,680)	97,853	104,991

Effect of exchange rate on cash	(33)	(20)	(53)

Net Increase (Decrease) in Cash	(71,708)	71,780	72

Cash at Beginning of Period	71,780	-	-
Cash at End of Period	$72	$71,780	$72

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid for Interest	$-	$-	$-
Cash Paid for Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements

Monar International Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Monar International Inc. (the “Company”) was incorporated in Nevada on July 6, 2009. The Company has limited operations and in accordance with FASB ASC 915-15, is considered a development stage company. The Company has had no revenues from operations to date.

The Company incorporated a wholly-owned subsidiary, Monar International Hong Kong Limited on December 15, 2010.

Consolidation Principles and Basis of Presentation

The consolidated financial statements of the Company (Monar International and Monar International Hong Kong Limited) were prepared in accordance with accounting principles generally accepted in the United States of America for all periods presented and include the accounts of the Company and its majority owned subsidiary over which the Company exercises control. All significant intercompany accounts and transactions have been eliminated in consolidation.

Initial operations have included organization, capital formation, target market identification, and marketing plans. The Company has a website (www.monarinternational.com) that will offer to the public a tasteful traditional style Chinese furniture adapted to modern needs for Asian ethnic and high end markets in North America. As of July 31, 2011, the website is still under development.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

a)         Cash and Cash Equivalents

Cash consists of cash on deposit with maturities less than three months at a high quality major financial institution.

b)         Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)         Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, prepaid expenses, accounts payable and advances from related party, approximate their fair value because of the short maturity of these instruments. The Company’s operations are outside the United States and some of its assets and liabilities have exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

d)         Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes.” This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

e)         Foreign Currency Translation

The Company’s foreign operations use the U.S. dollar as the functional currency. Accordingly, non-U.S. dollar transactions are remeasured to U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured using average rates for the reporting period.

f)         Basic and Diluted Net Loss per Share

The Company reports loss per share in accordance with ASC 260, “Earnings per Share.” Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period (none for the periods presented). The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities as of July 31, 2011.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. If the Company fails to generate positive cash flow or obtain additional financing, when required, it may have to modify, delay, or abandon some or all of its business and expansion plans.

At July 31, 2011, the Company had cash and cash equivalents of $72 and negative working capital of $41,396. The ability of the Company to emerge from the development stage is dependent upon the Company’s successful efforts to raise sufficient capital and then attaining profitable operations. The Company intends to fund operations through sales and equity financing arrangements. The Company has net losses for the period from inception to July 31, 2011 of $117,393. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan, and that it will require additional cash resources during 2011 based on its current operating plan and condition. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended July 31, 2011, the Company received $26,816 in advances from 7Bridge Capital Partners Limited, which included $21,357 cash advances and $5,459 payments for expenses made on behalf of the Corporation. During the year ended July 31, 2011, the Corporation repaid to 7Bridge Capital Partners Limited $37,498 of the advances. During the respective periods of the year ended July 31, 2010, 7Bridge Capital Partners Limited advanced to the Company $8,000 and repaid $0. Robert Clarke, the Company’s CEO, is a Director of 7Bridge Capital Partners Limited.

In June 2011, Charlie Rodriguez, the Company Treasurer and Chief Accounting and Financial Officer, received from the Company an advance of $700 for operating expenses. As of July 31, 2011, the advance was fully used to pay for legal fees, filing fees and office supplies and $2 was due to Charlie Rodriguez from the Company.

As of July 31, 2011 and July 31, 2010, $28,939 and $39,621, respectively, were due to 7Bridge Capital Partners Limited and Robert Clarke, the President and sole Director, for cash advances. These cumulative advances are non-interest bearing, unsecured and due on demand. All the reimbursements owed to the President and sole Director of the Company will go to 7Bridge Capital Partners Limited.

NOTE 5 – COMMON STOCK

The Company issued 50,000,000 common shares at $0.00001 on July 6, 2009 to the President and Director of the Company for $50.

During the year ended July 31, 2010, the Company received $76,000 for the sale of 7,600,000 common shares at $0.00001.

On January 12, 2011, the Company declared a stock dividend of nine shares of common stock for each common share on record. The total number of shares of common stock to be distributed is 51,840,000. Since the total number of shares to be issued exceeds 25% of common shares outstanding, the transaction was recorded as a stock split and offset to additional paid in capital at par value. The effect of the issuance was applied retroactively to all prior periods presented.

On March 23, 2011, the Company increased the authorized number of common shares from 100,000,000 shares to 250,000,000 shares. The par value remained $0.00001 per share. The number of authorized shares of preferred stock remained at 100,000,000.

NOTE 6 – INCOME TAXES

The Company has tax losses that may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards, which expire beginning the year 2030, are offset by a valuation allowance due to the uncertainty of profitable operations in the future.  During the years ended July 31, 2011 and 2010, the Company had operating losses of $71,742 and $28,063, respectively. The cumulative net operating loss carry forward as of July 31, 2011 was $117,393. The statutory tax rate for fiscal years 2011, 2010 and 2009 is 35%. The significant components of the deferred tax asset as of July 31, 2011 are as follows:

	2011	2010

Net operating loss carry forwards	$41,088	$15,627
Less: Valuation allowance	(41,088)	(15,627)
Net deferred tax asset	$-	$-

NOTE 7 – SUBSEQUENT EVENTS

On September 2, 2011, the Company incorporated Syntas Inc., a wholly-owned subsidiary, in Nevada, United States.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our consolidated financial statements for the period from inception to July 31, 2011, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of July 31, 2011, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2011 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The names, addresses, ages and positions of our officers and directors are set forth below:

Name and Address	Age	Position(s)
Robert Clarke	67	president, principal executive officer,
Suite 1302, Sino Favour Centre		secretary, and sole member of the
1 On Yip Street		board of directors
Chaiwan, Hong Kong, China

Charlie Rodriguez	66	principal accounting officer, principal
Suite 1103, United Success Commercial Centre		financial officer and treasurer
508 Jaffe Road, Causeway Bay
Hong Kong, China

The people named above are expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Robert G. Clarke

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

Charlie Rodriguez

On April 28, 2011, Charlie Rodriguez was appointed our principal financial officer, principal accounting officer and treasurer.  Since 1995, Mr. Rodriguez has been the President of Management Services of Arizona, Inc., a personally owned business consulting company.  Since August 1, 2010, Mr. Rodriguez is the Chief Financial Officer of DST Technologies, Inc. a United States private company in the high tech health and fitness industry.  Since January 1, 2009, Mr. Rodriguez has been a Director and Vice President-Chief Financial Officer of Law Enforcement Training International, Inc., a United States private company specializing in the law enforcement educational services for government and private agencies.  From September 2000 to March 2008, Mr. Rodriguez was a Director  and from December 2004 to March, 2008 Secretary- Treasurer of Mezabay International, Inc. formerly Cardtrend International, Inc., (MZBY.otcpk),  which is primarily engaged in the e-commerce business including IT consulting, programming and display advertising services.

Involvement in Certain Legal Proceedings

During the past ten years, Mssrs. Clarke and Rodriguez have not been the subject of the following events:

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

Conflict of Interest

We believe Mr. Clarke and Mr. Rodriguez are not subject to conflict of interest.  No policy has been implemented or will be implemented to address conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.2 to our report on Form 10-K filed with the Securities and Exchange Commission on October 27, 2010.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to our report on Form 10-K filed with the Securities and Exchange Commission on October 27, 2010.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.3 to our report on Form 10-K filed with the Securities and Exchange Commission on October 27, 2010.

Section 16(a) of the Securities Exchange Act of 1934

All officer, directors and owners of 10% or more of our shares of common stock have filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, with the exception of Charlie Rodriguez, our principal accounting officer, principal financial officer, and treasurer who failed to file his Form 3 on or before May 8, 2011 as a result of his appointment to the foregoing offices on April 28, 2011.  Mr. Rodriguez was not required to file a Form 5 as a result of not owning any shares of our common stock on July 31, 2011.  On October 26, 2011, Mr. Rodriguez filed his Form 3.

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three years through July 31, 2011, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Robert Clarke	2011	0	0	0	0	0	0	0	0
President & CEO	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Charlie Rodriguez	2011	0	0	0	0	0	0	0	0
CFO & Treasurer	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

As of the date hereof, we have not entered into employment contracts with our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

The following table sets forth information with respect to compensation paid by us to our directors during the 2011 completed fiscal year. Our fiscal year end is July 31.

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

Name and Address	Number of	Percentage of
Beneficial Ownership	Shares Owned	Ownership
Robert Clarke	50,000,000	86.8%
Suite 1302, Sino Favour Centre
1 On Yip Street
Chaiwan, Hong Kong, China

Charlie Rodriguez	0	0.0%
Suite 1103, United Success Commercial Centre
508 Jaffe Road, Causeway Bay
Hong Kong, China

All officers and directors as a group	50,000,000	86.8%
(2 people)

Future sales by existing stockholders

A total of 50,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold by affiliates, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition, provided the Company was not a shell company when the shares were issued or prior thereto.  A shell company is a corporation with no or nominal assets or its assets consist solely of cash and no or nominal operations.  Accordingly, Mr. Clarke, our sole shareholder, may not resell his shares under Rule 144 of the Act for a period on one year from the date we are no longer a shell company and we have filed a Form 8-K with the SEC and disclosed the information required by Item 5.06 thereof.

Shares purchased in the public offering are immediately resalable. The resale of shares could have a depressive effect on the market price should a market develop for our common stock.  There is no assurance a market will ever develop for our common stock.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are 44 holders of record for our common stock, of which the largest record holder is our sole officer and director, who owns 5,000,000 restricted shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On July 6, 2009, we issued a total of 5,000,000 shares of restricted common stock to Robert Clarke, our sole officer and director in consideration of $50.

Further, 7 Bridge Capital Partners Limited, a consulting firm of which Mr. Clarke is a director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs.  As of July 31, 2011, 7 Bridge Capital Partners Limited, advanced us $28,940. There is no due date for the repayment of the funds advanced by 7bridge.  There is no written agreement evidencing the advancement of funds by 7bridge or the repayment of the funds to 7bridge.  The entire transaction was oral.

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

2011	$8,135	MaloneBailey, LLP
2010	$3,600	MaloneBailey, LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/26/09	3.2

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.	10-K	10/27/10	14.1

21.1	Subsidiary of the Registrant.				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	10/27/10	99.2

99.3	Disclosure Committee Charter.	10-K	10/27/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of October, 2011.

MONAR INTERNATIONAL INC.
(the “Registrant”)

BY:	ROBERT G. CLARKE
Robert G. Clarke
President, Principal Executive Officer, Secretary and sole member of the Board of Directors

BY:	CHARLIE RODRIGUEZ
Charlie Rodriguez
Principal Financial Officer, Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following people on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

ROBERT G. CLARKE	President, Principal Executive Officer,	October 28, 2011
Robert G. Clarke	Secretary and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/26/09	3.2

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.	10-K	10/27/10	14.1

21.1	Subsidiary of the Registrant.				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	10/27/10	99.2

99.3	Disclosure Committee Charter.	10-K	10/27/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X