Form 10-Q
period 2011-10-31
MONAR INTERNATIONAL INC.
filed 2011-12-15
CIK 1470719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54166

MONAR INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1103 United Success Commercial Centre
508 Jaffee Road
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,600,000 as of December 13, 2011.

Monar International Inc.
Form 10-Q for the Quarter Ended October 31, 2011

INDEX TO FINANCIAL STATEMENTS

		Page No.

	Part I. - Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of October 31, 2011 (Unaudited) and July 31, 2011.	3
	Consolidated Statements of Expenses for the Three Months ended October 31, 2011 and 2010 and for the period from July 6, 2009 (Inception) to October 31, 2011 (Unaudited).	4
	Consolidated Statements of Cash Flows for the Three Months ended October 31, 2011 and 2010 and for the period from July 6, 2009 (Inception) to October 31, 2011 (Unaudited).	5
	Notes to Consolidated Financial Statements (Unaudited).	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	11

Item 4.	Controls and Procedures.	11

	Part II. - Other Information

Item 1A.	Risk Factors.	11

Item 2.	Changes in Securities and Use of Proceeds.	12

Item 6.	Exhibits.	12

Signatures		14

Exhibit Index		15

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

Monar International Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	October 31, 2011	July 31, 2011
	(Unaudited)
Current assets
Cash	$708	$72
Prepaid expenses	253	208
Total current assets	961	280

TOTAL ASSETS	$961	$280

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$19,541	$12,735
Advances from related party	47,255	28,941
Accrued salary - related party	7,500	-
Total current liabilities	74,296	41,676

Total liabilities	$74,296	$41,676

Stockholders' Deficit
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 0 issued and outstanding	$-	$-
Common stock, $0.00001 par value, 250,000,000 shares authorized, 57,600,000 issued and outstanding as of October 31, 2011 and July 31, 2011	576	576
Additional paid-in capital	75,474	75,474
Cumulative translation adjustment	(49)	(53)
Deficit accumulated during development stage	(149,336)	(117,393)

Total stockholders' deficit	(73,335)	(41,396)

Total liabilities & stockholders' deficit	$961	$280

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Monar International Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)

	Three Months Ended	Three Months Ended	From July 6, 2009 (Inception) to
	October 31, 2011	October 31, 2010	October 31, 2011

Revenue	$-	$-	$-

Expenses
Professional fees	23,014	11,648	126,376
Officers' salary	7,500	-	7,500
Filing fees	955	1,392	7,151
Travel expense	-	-	4,629
Rent expense	195	195	1,755
Advertising and promotion	-	-	740
Bank service charges	279	-	1,185
Total expenses	31,943	13,235	149,336

Net Loss	$(31,943)	$(13,235)	$(149,336)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	57,600,000	5,760,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Monar International Inc
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	July 6, 2009 (Inception) to October 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,943)	$(13,235)	$(149,336)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(45)	(725)	(253)
Accounts payable	6,806	4,243	19,541
Accrued salary - related party	7,500	-	7,500
Net cash used in operating activities	(17,682)	(9,717)	(122,548)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock to founder	-	-	50
Proceeds from advances from related party	18,314	-	85,453
Repayments of advances to related party	-	(15,398)	(38,198)
Proceeds from stock subscription	-	-	76,000
Net cash provided by (used in) financing activities	18,314	(15,398)	123,305

Effect of exchange rate on cash	4	71	(49)

Net increase (decrease) in cash	636	(25,044)	708

Cash at beginning of period	72	71,780	-
Cash at end of period	$708	$46,736	$708

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Monar International Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Monar International Inc. (the “Company”) was incorporated in Nevada on July 6, 2009.  On December 15, 2010, the Company incorporated a wholly owned subsidiary, Monar Hong Kong Limited (Monar HK), in Hong Kong. On September 2, 2011, the Company incorporated Syntas Inc., a wholly owned subsidiary, in Nevada, United States.  Monar HK had minimal activities since incorporation through October 31, 2011; results of its operations are included in these consolidated financial statements.  As of October 31, 2011, Syntas Inc did not have any assets or any activity since their inception through October 31, 2011.

The Company has limited operations and in accordance with FASB ASC 915-15, is considered a development stage company. The company has had no revenues from operations from its inception to date.

Initial operations have included organization, capital formation, target market identification, and marketing plans. The Company has a website (www.monarinc.com) that will offer to the public a tasteful traditional style Chinese furniture adapted to modern needs for Asian ethnic and high end markets in North America. As of October 31, 2011, the website is still under development.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K filed with SEC on October 31, 2011.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented, have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The Company’s consolidated financial statements include all accounts of Monar International Inc. and its two wholly owned subsidiaries: Monar HK and Syntas. All significant inter-company balances and transactions have been eliminated in consolidation.

Monar International Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

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

At October 31, 2011, the Company had cash and cash equivalents of $708 and negative working capital of $73,335. As of July 31, 2010, the Company had cash and cash equivalents of $72 and a negative working capital of $41,396.  The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. The Company intends to fund operations through sales and equity financing arrangements. For the three months ended October 31, 2011 and 2010, the Company had net operating losses of $31,943 and $13,235. From inception through October 31, 2011 the Company incurred a cumulative net operating loss off $149,336.

The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan, and that it will require additional cash resources during 2011-2012  based on its current operating  plan and conditions. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

To support its operations, the Company receives advances from Robert Clarke, President and sole Director, and 7bridge Capital Partners Limited, which is controlled by Mr. Clarke. These advances are non - interest bearing, unsecured and due on demand.

During the three months ended October 31, 2011, the Company received $18,314 in cash advances for operating expenses from 7bridge.

As of October 31, 2011 and July 31, 2011, $47,253 and $28,939, respectively, were due to 7bridge and Robert Clarke for cash advances.

During the three months ended October 31, 2011, the Company accrued salaries of $7,500 to the Company’s Principal Accounting and Financial Officer and Treasurer. The whole amount was outstanding as of October 31, 2011.

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

Results of operations

From Inception on July 6, 2009 to October 31, 2011

We had a loss from operations for the three months ended October 31, 2011 of $31,943 in comparison to $13,235 loss for the three months ended October 31, 2010. The increase operating loss of $18,708 is primarily due to higher professional fees, $23,014 incurred during the three months ended October 31, 2011 against $11,648 during the respective period of 2010. During the three months ended October 31, 2011 we also incurred $7,500 in officer’s salary, the expense which we didn’t have during the three months ended October 31, 2010. We are in the start-up phase of our proposed business operations.

As of October 31, 2011 we have cash on hand of $708.00. To fund ongoing activities and business development we expect to receive additional advances from 7bridge Capital, a company controlled by our President.  We expect to be able to receive sufficient funds from 7bridge to enable us to complete our web site and start-up our business, as well as to cover professional fees.  These advances will continue to be without interest or specific terms of payment.  Beyond the start-up phase we do not expect to be able to receive advances from 7bridhe indefinitely and if we are unable to generate sufficient revenue from sales or are unable to locate other sources of funds we will not continue and will cease operations.

From inception on July 6, 2009 to October 31, 2011, we incorporated the company, hired the attorney, hired an auditor and our registration statement was declared effective by the SEC. We incorporated a wholly owned subsidiary, Monar Hong Kong Limited on December 15, 2010. We have prepared an internal business plan. We have reserved the domain name“www.monarinc.com” and commenced construction of our web site. On September 2, 2011, the Company incorporated Syntas Inc, a wholly owned subsidiary, in Nevada, United States.

We have had loss from operations from inception on July 6, 2009 to October 31, 2011 of $149,336, mostly related to our professional fees of $126,376. The professional fees included legal fees of $57,343, audit and accounting fees of $41,650 and consulting and other professional fees of $27,383. Since inception to date, we also incurred officer’s salary of $7,500, filing fees of $7,151, travel expenses of $4,629, and other expenses of $3,680.

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

On April 28, 2011, Charlie Rodriguez was appointed treasurer, principal financial officer and principal accounting officer.  Mr. Rodriguez replaces Robert Clarke in those positions. Mr. Clarke continues as president, principal executive officer, secretary, and the sole member of the board of directors.  Mr. Rodriquez was selected for the foregoing positions as a result of his past experiences with public companies.  On November 14, 2011 Mr. Rodriguez resigned as Chief Financial Officer.  Mr. Rodriguez has not expressed any disagreements with us over any financial or accounting matter. During his period with us we orally agreed with Mr. Rodriguez to pay him a monthly fee of $2,500 as his compensation.  In total $8,750 is owed to Mr. Rodriguez for three and a half months compensation up to the date of his resignation on Nov. 14, 2011. As of October 31, 2011, three months compensation totaling $7,500 was recorded as accrued salary. We expect to have sufficient funds to pay the compensation owed to Mr. Rodriguez over the next 3 to 4 months."

On May 5, 2011, we entered into a non-binding memorandum of understanding (MOU) with a group of shareholders of Integrated Clinical Care Corporation, a Nevada corporation (“ICC”) to acquire up to 100% of the outstanding shares of common stock of ICC in exchange for 50,000,000 restricted shares of our common stock.  ICC offers to medical practices usable work flow solutions that include advanced support systems at the point-of-care in the field medical/clinical services with special emphasis on the rapidly evolving practice of oncology.  On July 5, 2011 we replaced the MOU with a binding share exchange agreement with an anticipated closing date of July 31, 2011.  It subsequently proved impossible to close the contemplated transaction by July 31, 2011, nor for an extended period thereafter, and as a result, we gave formal notice to ICC on Oct. 17, 2011 that the proposed share exchange was canceled.

We are negotiating for expanded premises to establish our office and acquire the equipment for our operations. Earlier we had expected to have expanded office premises in place by November 1, 2010, but we have delayed this as we did not have an immediate need.  We finalized new office arrangements in April 2011 and have been operating our Hong Kong office from a location in the Causeway Bay district as of August 2011. We have allocated $10,000 for the initial setup of the office and do not expect to exceed that amount. As costs are incurred for office set-up we expect to be able to cover these via advances from 7bridge Capital.  We do not intend to hire employees for the foreseeable future. Our sole officer and director will handle our administrative duties and he will also contract for such other personnel as we may require on a short term basis.

To date we have spent nominal time designing the website, but we are now developing a re-designed web site for which we are testing its basic functionality. We now believe we will have about a 30% overrun on our original budget of $10,000 for the website which will include graphics and links from our site. We intend to locate smaller, new manufacturers to offer their products on a more exclusive basis and are currently evaluating several Chinese manufacturers.

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

As of October 31, 2011, our total assets were $961, comprised of cash and prepaid expenses, and our total liabilities were $74,296, out of which $47,255 was due to 7bridge Capital Partners Limited for payments made for our operating expenses. As of October 31, 2011, our assets were $280 and liabilities $28,941. Increase in liabilities of $ 45,355 is primarily due to advances from 7bridge Capital Partners Limited which haven’t been repaid.

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

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Website development	$12,500
Database	$7,500
Marketing and advertising	$1,500
Establishing an office	$2,500
Salaries	$0
Working capital	$2,500
TOTAL	$25,000

We realized net proceeds of $45,000 after offering costs and we have spent $25,000 of this amount as identified above.  We have We expect to pay the remaining costs identified in our S-1 Use of Proceeds in the next 3 to 6 months with funds advanced as necessary from 7bridge Capital.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of December, 2011.

MONAR INTERNATIONAL INC.
(the “Registrant”)

BY:	ROBERT G. CLARKE
Robert G. Clarke
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/26/09	3.2

3.3	Amended Articles of Incorporation.	10-Q	3/16/11	3.1

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.	10-K	10/27/10	14.1

21.1	List of Subsidiaries.	10-K	10/31/11	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	10/27/10	99.2

99.3	Disclosure Committee Charter.	10-K	10/27/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X