Form 10-Q
period 2012-01-31
MONAR INTERNATIONAL INC.
filed 2012-03-08
CIK 1470719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54166

MONAR INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1103 United Success Commercial Centre
508 Jaffee Road
Causeway Bay
Hong Kong, China
(Address of principal executive offices, including zip code)

852-9738-1945
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
 57,600,000 as of March 7, 2012.

Monar International Inc.
Form 10-Q for the Quarter Ended January 31, 2012

INDEX TO FINANCIAL STATEMENTS

		Page No.

	Part I. - Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of January 31, 2012 (Unaudited) and July 31, 2011.	3

	Consolidated Statements of Expenses for the Three Months and Six Months ended January 31, 2012 and 2011 and for the period from July 6, 2009 (Inception) to January 31, 2012 (Unaudited).	4

	Consolidated Statements of Cash Flows for the Six Months ended January 31, 2012 and 2011 and for the period from July 6, 2009 (Inception) to January 31, 2012 (Unaudited).	5

	Notes to Consolidated Financial Statements (Unaudited).	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	11

Item 4.	Controls and Procedures.	11

	Part II. - Other Information

Item 1A.	Risk Factors.	11

Item 2.	Changes in Securities and Use of Proceeds.	11

Item 6.	Exhibits.	12

Signatures		13

Exhibit Index		14

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

Monar International Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	January 31, 2012	July 31, 2011
	(Unaudited)
Current assets
Cash	$23	$72
Prepaid expenses	253	208
Total current assets	276	280

TOTAL ASSETS	$276	$280

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$62,132	$12,735
Advances from related party	50,379	28,941
Accrued salary - related party	8,750	-
Total current liabilities	121,261	41,676

Total liabilities	$121,261	$41,676

Stockholders’ Deficit
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 0 issued and outstanding	$-	$-
Common stock, $0.00001 par value, 250,000,000 shares authorized, 57,600,000 issued and outstanding as of January 31, 2012 and July 31, 2011	576	576
Additional paid-in capital	75,474	75,474
Cumulative translation adjustment	(51)	(53)
Deficit accumulated during development stage	(196,984)	(117,393)

Total stockholders’ deficit	(120,985)	(41,396)

Total liabilities & stockholders’ deficit	$276	$280

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Monar International Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)

	Three Months Ended		Six Months Ended		From July 6, 2009 (Inception) to
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011	January 31, 2012

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	39,680	10,142	62,694	21,790	166,056
Officers’ salary	1,250	-	8,750	-	8,750
Filing fees	-	1,987	955	3,379	7,151
Travel expense	4,397	-	4,397	-	9,026
Meals and entertainment	1,042	-	1,042	-	1,042
Rent expense	195	195	390	390	1,950
Advertising and promotion	250	-	250	-	990
Office supplies and expenses	164	-	164	-	164
Business license and fees	315	-	315	-	315
Postage and shipping	173	-	173	-	173
Bank service charges	182	-	461	-	1,367
Total expenses	47,648	12,324	79,591	25,559	196,984

Net Loss	$(47,648)	$(12,324)	$(79,591)	$(25,559)	$(196,984)

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(1)	(128)	2	(57)	(51)

Total Comprehensive Loss	$(47,649)	$(12,452)	$(79,589)	$(25,616)	$(197,035)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	57,600,000	57,600,000	57,600,000	57,600,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Monar International Inc
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			July 6, 2009
	Six Months Ended		(Inception) to
	January 31,	January 31,	January 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,591)	$(25,559)	$(196,984)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(45)	(7,053)	(253)
Accounts payable	49,397	9,373	62,132
Accrued salary - related party	8,750	-	8,750
Net cash used in operating activities	(21,489)	(23,239)	(126,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock to founder	-	-	50
Proceeds from advances from related party	21,761	7,000	88,900
Repayments of advances to related party	(323)	(21,314)	(38,521)
Proceeds from stock subscription	-	-	76,000
Net cash provided by (used in) financing activities	21,438	(14,314)	126,429

Effect of exchange rate on cash	2	(57)	(51)

Net increase (decrease) in cash	(49)	(37,610)	23

Cash at beginning of period	72	71,780	-
Cash at end of period	$23	$34,170	$23

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Monar International Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Monar International Inc. (the “Company”) was incorporated in Nevada on July 6, 2009.  On December 15, 2010, the Company incorporated a wholly owned subsidiary, Monar Hong Kong Limited (Monar HK), in Hong Kong. On September 2, 2011, the Company incorporated Syntas Inc., a wholly owned subsidiary, in Nevada, United States.  Monar HK had minimal activities since incorporation through January 31, 2012; results of its operations are included in these consolidated financial statements.  As of January 31, 2012, Syntas Inc did not have any assets or any activity since their inception through January 31, 2012.

The Company has limited operations and in accordance with FASB ASC 915-15, is considered a development stage company. The company has had no revenues from operations from its inception to date.

Initial operations have included organization, capital formation, target market identification, and marketing plans. The Company has a website (www.monarinc.com) that will offer to the public a tasteful traditional style Chinese furniture adapted to modern needs for Asian ethnic and high end markets in North America. As of January 31, 2012, the website is still under development.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Financial Report on Form 10-K for the fiscal year ended July 31, 2011, as filed with the SEC.

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

F-4

Monar International Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

At January 31, 2012, the Company had cash and cash equivalents of $23 and negative working capital of $120,985. As of July 31, 2011, the Company had cash and cash equivalents of $72 and a negative working capital of $41,396. The ability of the Company to emerge from the development stage is dependent upon the Company’s successful efforts to raise sufficient capital and then attaining profitable operations. The Company intends to fund operations through sales and equity financing arrangements.

For the three months ended January 31, 2012 and 2011, the Company had net operating losses of $47,648 and $12,324. During the six months period ended January 31, 2012 and 2011, the Company had net operating losses of $79,591 and $25,559, respectively. From inception through January 31, 2012 the Company incurred a cumulative net operating loss of $196,984.

The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan, and that it will require additional cash resources during 2012 based on its current operating  plan and conditions. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

To support its operations, the Company receives advances from Robert Clarke, President and sole Director, and 7bridge Capital Partners Limited, which is controlled by Mr. Clarke. These advances are non-interest bearing, unsecured and due on demand.

During the six months ended January 31, 2012, the Company received $21,761 in cash advances from the related party for its operating expenses and repaid $323 of the advances. During the six months period ended January 31, 2011, the Company received $7,000 from the related party and repaid $21,314 of the advances.

As of January 31, 2012 and July 31, 2011, $50,379 and $28,941, respectively, were due to 7bridge and Robert Clarke for cash advances.

During the six months ended January 31, 2012, the Company accrued salaries of $8,750 to the Company’s Principal Accounting and Financial Officer and Treasurer. The whole amount was outstanding as of January 31, 2012. There was no amount outstanding as of July 31, 2011.

NOTE 5 – OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s other comprehensive income (loss) is solely attributable to unrealized gains/losses on foreign currency translation adjustments.  These gains/losses result from translation of the Company’s financial statements from local currency, Hong Kong dollar, into the Company’s functional currency, U.S. dollar.

During the three months ended January 31, 2012 and 2011, the Company recorded unrealized losses on foreign currency translation of $1 and $128. During the six months period ended January 31, 2012 and 2011, the Company recorded gain on foreign currency translation of $2 and loss of $57, respectively. Since inception to January 31, 2011, the Company incurred cumulative foreign currency translation loss of $51.

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

Results of operations

From Inception on July 6, 2009 to January 31, 2012

We had a loss from operations for the three months ended January 31, 2012 of $47,648 in comparison to $12,324 loss for the three months ended January 31, 2011. The increase operating loss of $35,324 is primarily due to higher professional fees, $39,680 incurred during the three months ended January 31, 2012 against $10,142 during the respective period of 2011. In large part the extraordinary increase in professional fees was due to our assumption of the unpaid fees incurred by our accountants and auditors for work done for Integrated Clinical Care, Inc. (ICC), a company we had proposed to acquire in 2011.  We terminated our agreement to acquire ICC on Oct. 17, 2011 due to ICC’s inability to close the proposed transaction. During the three months ended January 31, 2012 we also incurred $1,250 in officer’s salary, up to the period ended November 14, 2011 when our former Chief Financial Officer resigned. We are in the start-up phase of our proposed business operations.

As of January 31, 2012 we have cash on hand of $23. To fund ongoing activities and business development we expect to receive additional advances from 7bridge Capital, a company controlled by our President.  We expect to be able to receive sufficient funds from 7bridge to enable us to complete our web site and start-up our business, as well as to cover professional fees.  These advances will continue to be without interest or specific terms of payment.  Beyond the start-up phase we do not expect to be able to receive advances from 7bridge indefinitely and if we are unable to generate sufficient revenue from sales or are unable to locate other sources of funds we will not continue and will cease operations.

From inception on July 6, 2009 to January 31, 2012, we incorporated the company, hired the attorney, hired an auditor and our registration statement was declared effective by the SEC. We incorporated a wholly owned subsidiary, Monar Hong Kong Limited on December 15, 2010 and a second wholly-owned subsidiary, Syntas Inc., in Nevada on September 2, 2011. We have prepared an internal business plan. We have reserved the domain name “www.monarinc.com” and commenced construction of our web site.

We have had loss from operations from inception on July 6, 2009 to January 31, 2012 of $196,984, mostly related to our professional fees of $166,056. The professional fees included legal fees of $59,703, audit and accounting fees of $78,970and consulting and other professional fees of $27,383. Since inception to date, we also incurred officer’s salary of $8,750, filing fees of $7,151, travel expenses of $9,026, and other expenses of $6,001.

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

On April 28, 2011, Charlie Rodriguez was appointed treasurer, principal financial officer and principal accounting officer.  Mr. Rodriguez replaces Robert Clarke in those positions. Mr. Clarke continues as president, principal executive officer, secretary, and the sole member of the board of directors.  Mr. Rodriquez was selected for the foregoing positions as a result of his past experiences with public companies.  On November 14, 2011 Mr. Rodriguez resigned as Chief Financial Officer.  Mr. Rodriguez has not expressed any disagreements with us over any financial or accounting matter. During his period with us we orally agreed with Mr. Rodriguez to pay him a monthly fee of $2,500 as his compensation.  In total $8,750 is owed to Mr. Rodriguez for three and a half months compensation up to the date of his resignation on Nov. 14, 2011. We expect to have sufficient funds to pay the compensation owed to Mr. Rodriguez over the next 3 to 4 months.

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

To facilitate our operations in Hong Kong we incorporated a company in Hong Kong under the name Monar Hong Kong Limited and this company will be the focus for our day to day operations in Hong Kong and China. As well, in February 2012 we decided to focus all future development of our web site through Monar Hong Kong Limited utilizing the abundant, low cost IT and web development resources available in the province of Guangdong which is adjacent to Hong Kong.  We commenced this transition in late February following the full resumption of business activities in China after the break for Chinese New Year.  We expect to have the web site fully operational by May 2012.

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

As of January 31, 2012, our total assets were $276, comprised of cash and prepaid expenses, and our total liabilities were $121,261, out of which $50,379 was due to 7bridge Capital Partners Limited for payments made for our operating expenses. As of October 31, 2011, our assets were $961 and liabilities $74,296. Increase in liabilities of $ 46,965 is primarily due to unpaid accounting and auditing fees related to the acquisition of Integrated Clinical Care, Inc. (ICC), per stock exchange agreement dated on July 5, 2011. The agreement was terminated on October 17, 2011 as a result of ICC’s failure to close on or before July 31, 2011 as was provided for in the stock exchange agreement. .

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

There were no changes in our internal control over financial reporting during the quarter ended January31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We realized net proceeds of $45,000 after offering costs and we have spent $25,000 of this amount as identified above. We expect to pay the remaining costs identified in our S-1 Use of Proceeds in the next 3 to 6 months with funds advanced as necessary from 7bridge Capital.  During the three months ended January 31, 2012 we did not incur any new expenditures for web site development or other business development activities because we were re-assessing the best way to implement our development plans after the cancellation of the ICC acquisition.  We have moved our web development activities to Mainland Chinese contractors who have agreed to accrue costs pending the finalization of a formal contract which we expect to do so by March 31, 2012.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 7th day of March, 2012.

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