Form 10-Q
period 2012-04-30
MONAR INTERNATIONAL INC.
filed 2012-06-14
CIK 1470719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54166

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
57,600,000 as of June 11, 2012.

Index

Monar International Inc.
Form 10-Q for the Quarter Ended April 30, 2012

INDEX TO FINANCIAL STATEMENTS

		Page No.

	Part I. - Financial Information

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of April 30, 2012 (Unaudited) and July 31, 2011.	3

	Consolidated Statements of Expenses for the Three Months and Nine Months ended April 30, 2012 and 2011 and for the period from July 6, 2009 (Inception) to April 30, 2012 (Unaudited).	4

	Consolidated Statements of Cash Flows for the Nine Months ended April 30, 2012 and 2011 and for the period from July 6, 2009 (Inception) to April 30, 2012 (Unaudited).	5

	Notes to Consolidated Financial Statements (Unaudited).	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	9

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	13

Item 4.	Controls and Procedures.	13

	Part II. - Other Information

Item 1A.	Risk Factors.	13

Item 2.	Changes in Securities and Use of Proceeds.	13

Item 6.	Exhibits.	14

Signatures		15

Exhibit Index		16

Index

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

Monar International Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	April 30, 2012	July 31, 2011
	(Unaudited)
Current assets
Cash	$9	$72
Prepaid expenses	369	208
Total current assets	378	280

TOTAL ASSETS	$378	$280

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$63,927	$12,735
Advances from related party	62,739	28,941
Accrued salary	8,750	-
Advances from third party	3,000	-
Total current liabilities	138,416	41,676

Total liabilities	$138,416	$41,676

Stockholders' Deficit
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 0 issued and outstanding	$-	$-
Common stock, $0.00001 par value, 250,000,000 shares authorized, 57,600,000 issued and outstanding as of April 31, 2012 and July 31, 2011	576	576
Additional paid-in capital	75,474	75,474
Cumulative translation adjustment	(105)	(53)
Deficit accumulated during development stage	(213,983)	(117,393)

Total stockholders' deficit	(138,038)	(41,396)

Total liabilities & stockholders' deficit	$378	$280

The accompanying notes are an integral part of these unaudited consolidated financial statements

Index

Monar International Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)

					From July 6, 2009
	Three Months Ended		Nine Months Ended		(Inception) to
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011	April 30, 2012

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	$13,124	$29,478	$75,818	$51,268	$179,180
Officers' salary	$-	-	8,750	-	8,750
Filing fees	615	-	1,570	3,379	7,766
Travel expense	-	-	4,397	-	9,026
Meals and entertainment	-	-	1,042	-	1,042
Rent expense	-	195	390	585	1,950
Advertising and promotion	3,058	-	3,308	-	4,048
Office supplies and expenses	-	-	164	-	164
Dues & Subscriptions	39	-	39	-	39
Business license and fees	-	-	315	-	315
Postage and shipping	-	-	173	-	173
Bank service charges	163	810	624	810	1,530
Total expenses	16,999	30,483	96,590	56,042	213,983

Net Loss	$(16,999)	$(30,483)	$(96,590)	$(56,042)	$(213,983)

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(54)	23	(52)	(34)	(105)

Total Comprehensive Loss	$(17,053)	$(30,460)	$(96,642)	$(56,076)	$(214,088)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	57,600,000	57,600,000	57,600,000	57,600,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Index

Monar International Inc
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended		July 6, 2009 (Inception) to
	April 30, 2012	April 30, 2011	April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(96,590)	$(56,042)	$(213,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(161)	(1,000)	(369)
Accounts payable	54,192	4,425	66,927
Accrued salary	8,750	-	8,750
Net cash used in operating activities	(33,809)	(52,617)	(138,675)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock to founder	-	-	50
Proceeds from advances from related party	34,123	21,000	101,262
Repayments of advances to related party	(325)	(37,500)	(38,523)
Proceeds from stock subscription	-	-	76,000
Net cash provided by (used in) financing activities	33,798	(16,500)	138,789

Effect of exchange rate on cash	(52)	(33)	(105)

Net increase (decrease) in cash	(63)	(69,150)	9

Cash at beginning of period	72	71,780	-
Cash at end of period	$9	$2,630	$9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payments of accounts payable by a third party	$3,000	$-	$3,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Index

Monar International Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Monar International Inc. (the “Company”) was incorporated in Nevada on July 6, 2009.  On December 15, 2010, the Company incorporated a wholly owned subsidiary, Monar Hong Kong Limited (Monar HK), in Hong Kong. On September 2, 2011, the Company incorporated Syntas Inc., a wholly owned subsidiary, in Nevada, United States.  Monar HK had minimal activities since incorporation through April 30, 2012; results of its operations are included in these consolidated financial statements.  As of April 30, 2012, Syntas Inc did not have any assets or any activity since their inception through April 30, 2012.

The Company has limited operations and in accordance with FASB ASC 915-15, is considered a development stage company. The Company has had no revenues from operations from its inception to date.

Initial operations have included organization, capital formation, target market identification, and marketing plans. The Company has a website (www.monarinc.com) that will offer to the public tasteful traditional style Chinese furniture adapted to modern needs for Asian ethnic and high end markets in North America. As of April 30, 2012, the website is still under development.

In March 2012, the Company announced its decision to implement a new business strategy by entering the business of providing supply of forest product to the Chinese market. The Company believes that its new business strategy will increase the scale and profitability of the Company’s China business activities and will enhance shareholder value.  The new strategy will involve a re-structuring of the Company to enable both the online sales and forest products sales to develop efficiently.  The Company expects to have its plans for re-structuring finalized in the next two months.

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

Index

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

At April 30, 2012, the Company had cash and cash equivalents of $9 and working capital deficit of $138,038, which compares to $72 cash and $41,396 working capital deficit as of July 31, 2011. The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. The Company intends to fund operations through sales and equity financing arrangements.

For the three months ended April 30, 2012 and 2011, the Company had net operating losses of $16,999 and $30,483. During the nine months period ended April 30, 2012 and 2011, the Company had net operating losses of $96,590 and $56,042, respectively. From inception through April 30, 2012 the Company incurred a cumulative net operating loss of $213,983.

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

NOTE 4 - RECLASSIFICATIONS

During the nine months ended April 30, 2012, the Company accrued salaries of $8,750 to Mr. Rodriguez, the Company’s Principal Accounting and Financial Officer and Treasurer. Mr. Rodriguez resigned from his position in November of 2011, and is no longer deemed to be a related party. The whole amount of accrued salaries of $8,750 due to Mr. Rodriguez as of April 30, 2012 was reclassified as being due to unrelated party. There was no amount due to Mr. Rodriguez outstanding as of July 31, 2011.

NOTE 5 – RELATED PARTY TRANSACTIONS

To support its operations, the Company receives advances from Robert Clarke, President and sole Director, and 7bridge Capital Partners Limited, which is controlled by Mr. Clarke. These advances are non-interest bearing, unsecured and due on demand.

During the nine months ended April 30, 2012, the Company received $34,123 in cash advances from the related party for its operating expenses and repaid $325 of the advances.

As of April 30, 2012 and July 31, 2011, $62,739 and $28,941, respectively, were due to 7bridge and Robert Clarke for cash advances.

Index

Monar International Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

On June 12, 2012, the Company entered into a loan agreement with a third party. Per the terms of the agreement, the third party will advance to the Company a loan of funds and /or payment of third party expenses to a maximum of $50,000. This loan will be non-interest bearing and has to be repaid on or before September 1, 2012, unless the parties agree otherwise.  During the quarter ended April 30, 2012, a third party made a payment of $3,000 on behalf of the Company which is deemed to be a part of the loan.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Results of operations

From Inception on July 6, 2009 April 30, 2012

We had a loss from operations for the three months ended April 30, 2012 of $16,999 in comparison to $30,483 loss for the three months ended April 30, 2011. During the nine months period ended April 30, 2012 and 2011, the Company had net operating losses of $96,590 and $56,042, respectively. We are in the start-up phase of our proposed business operations.

As of April 30, 2012 we have cash on hand of $ 9. To fund ongoing activities and business development we expect to receive additional advances from 7bridge Capital, a company controlled by our President.  We expect to be able to receive sufficient funds from 7bridge to enable us to complete our web site and start-up our business, as well as to cover professional fees.  These advances will continue to be without interest or specific terms of payment.  Beyond the start-up phase we do not expect to be able to receive advances from 7bridge indefinitely and if we are unable to generate sufficient revenue from sales or are unable to locate other sources of funds we will not continue and will cease operations.

From inception on July 6, 2009 to April 30, 2012, we incorporated the company, hired the attorney, hired an auditor and our registration statement was declared effective by the SEC. We incorporated a wholly owned subsidiary, Monar Hong Kong Limited on December 15, 2010 and a second wholly-owned subsidiary, Syntas Inc., in Nevada on September 2, 2011. We have prepared an internal business plan. We have reserved the domain name “www.monarinc.com” and commenced construction of our web site.

We have had loss from operations from inception on July 6, 2009 to April 30, 2012 of $213,983, mostly related to our professional and consulting fees of $179,180. The professional fees included legal fees of $59,703, audit and accounting fees of $82,290 and consulting and other professional fees of $37,187. Since inception to date, we also incurred officer’s salary of $8,750, filing fees of $7,766, travel expenses of $9,026, and other expenses of $9,261.

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

Index

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

On April 28, 2011, Charlie Rodriguez was appointed treasurer, principal financial officer and principal accounting officer.  Mr. Rodriguez replaced Robert Clarke in those positions. Mr. Clarke continued as president, principal executive officer, secretary, and the sole member of the board of directors.  Mr. Rodriquez was selected for the foregoing positions as a result of his past experiences with public companies.  On November 14, 2011 Mr. Rodriguez resigned as Chief Financial Officer.  Mr. Rodriguez has not expressed any disagreements with us over any financial or accounting matter. During his period with us we orally agreed with Mr. Rodriguez to pay him a monthly fee of $2,500 as his compensation.  In total $7,500 is still owed to Mr. Rodriguez for three months compensation up to the date of his resignation on Nov. 14, 2011. We expect to have sufficient funds to pay the compensation owed to Mr. Rodriguez over the next 3 to 6 months.

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

On March 20, 2012, we announced that we had initiated a new business strategy which we believe will increase the scale and profitability of our China business activities and will enhance shareholder value. In developing the supplier base for our online sales of Chinese furniture we became evident that major opportunities exist for the supply of sustainable forest products to the Chinese market and we have decided to develop a business based on supply such products to the Chinese market.  This will involve a re-structuring of our company to enable both the online sales and forest products sales to develop efficiently.  We expect to have our plans for re-structuring finalized in the next two months.

In a further step to develop the forest products business, on April 10, 2012, we entered into an agreement with Pan Pacific Group International Inc.  (“PPGI”) whereby PPGI will be paid a fee of 10% fee for negotiating logging contracts in the Republic of Suriname over a four-year period. Further, PPGI will be paid US$5.00 per cubic meter for Asia and European export logs; a US$20,000 set up fee upon signing a formal agreement with us; 10% net profits on domestic log and lumber sales; and 500,000

Index

restricted shares of our common stock.  Since then the time limit on this initial agreement has expired and the agreement is null and void, but we are in contact with PPGI to negotiate a more extensive agreement covering essentially the same terms.  At this is point there is no deadline to finalize this new agreement.

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

To facilitate our operations in Hong Kong we incorporated a company in Hong Kong under the name Monar Hong Kong Limited and this company will be the focus for our day to day operations in Hong Kong and China. As well, in February 2012 we decided to focus all future development of our web site through Monar Hong Kong Limited utilizing the abundant, low cost IT and web development resources available in the province of Guangdong which is adjacent to Hong Kong.  We commenced this transition in late February following the full resumption of business activities in China after the break for Chinese New Year.  Final completion of the online sales web site has been deferred until we finalize our corporate structure to accommodate the forest products business.  In work has been ongoing on web site development and we have also modified it to cover activities in forest product sales to China.

On June 8, 2012 we signed a letter agreement with Capex Investment Ltd. to provide funding for working capital up to $50,000.  To date $28,000 of this facility has been used.  We have to repay these funds by September 1, 2012 unless a longer term agreement is negotiated with Capex.

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

Index

3.
We anticipate that we will generate revenues as soon as we are able to offer products for sale on our website. This will happen once we negotiated agreements with one or two suppliers of products and we are currently identifying Chinese suppliers the products we wish to offer.

4.	We will not be conducting any research. We are not going to buy or sell any plant or significant equipment during the next twelve months.

5.	We will develop a separate business plan for our recently announced intention to supply forest products to the Chinese market.

6.
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

As of April 30, 2012, our total assets were $378, comprised of cash and prepaid expenses, and our total liabilities were $138,416, out of which $62,739 was due to 7bridge Capital Partners Limited for payments made for our operating expenses.

Index

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

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Website development	$15,500
Database	$7,500
Marketing and advertising	$10,175
Establishing an office	$2,500
Salaries	$0
Working capital	$2,500
TOTAL	$35,675

We realized net proceeds of $45,000 after offering costs and we have spent $35,675 of this amount as identified above. We expect to pay the remaining costs identified in our S-1 Use of Proceeds in the next 3 to 6 months with funds advanced as necessary from 7bridge Capital.  During the three months ended April 30, 2012, we incurred new expenditures for web site development and other business development activities totaling $11,675.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of June, 2012.

MONAR INTERNATIONAL INC.
(the “Registrant”)

BY:	ROBERT G. CLARKE
Robert G. Clarke
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the Board of Directors

Index

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