Form 10-K
period 2012-07-31
MONAR INTERNATIONAL INC.
filed 2012-11-13
CIK 1470719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2012

Commission File Number:   000-54166

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]   NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 31, 2012: $4,800,000.

At November 8, 2012, 57,600,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.          BUSINESS.

Monar International Inc. (the “Company) was incorporated in the State of Nevada on July 6, 2009. On December 15, 2010, the Company incorporated a wholly owned subsidiary, Monar International Hong Kong Limited.  We are developing a website (www.monarinc.com) that will offer to the public a tasteful traditional style Chinese furniture adapted to modern needs for Asian ethnic and high end markets in North America.  To date, we have spent nominal time designing the website and are working with a Chinese-based website developer to create the website. We expect to generate revenues during the coming fiscal year, but to date the only operations we have engaged in is planning our website and the development of business contacts in Hong Kong and China.

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

Website

To date, we have spent nominal time designing the website.  We are working with a Chinese-based website developer to create the website.  We intend to create and maintain a website which will provide the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, java chat, hotmetal/miva script, shopping cart, secure transactions signio support, cybercash support and macromedia flash.  The foregoing will allow us to make retail sales of furniture products, promote our products in an effective manner, and communicate with our customers on-line.

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

Offices

Our principal executive office is located at Suite 1103, United Success Commercial Centre, 508 Jaffe Road, Causeway Bay, Hong Kong, China.  Our telephone number is 852-9738-1945 and our registered agent for service of process is the National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701.  Our office is in one of the main business districts of Hong Kong Island, in offices occupied by several companies to which our president, Robert Clarke, has provided consulting services to in the past.  We use approximately 200 square feet of space in that location at a monthly cost of approximately $150.00.  We have an oral agreement for office rental with a twelve month rent free period running from August 1, 2011 and will accrue monthly rental after that until we start to generate profits.  There is no fixed term.

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

Share Exchange Agreement and Corporate Strategy

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

On September 2, 2011, we established a wholly-owned subsidiary incorporated in the State of Nevada named Syntas Inc.  We did this in the expectation of the closing of the share exchange with ICC to facilitate the continuation of our proposed business of marketing traditional Chinese furniture.  Since we terminated the proposed share exchange with ICC on October 17, 2011 we subsequently decided that we do not need Syntas Inc. for our future activities and the corporate registration of this company with the State of Nevada was allowed to lapse.

On March 20, 2012 we announced that we had initiated a new business strategy to make our main focus the supply of profitable wood products to the Chinese market based on sustainable and certified forest management practices. Through contacts generated in identifying our furniture suppliers data base in China we were able to identify potential suppliers of both logs and sawn lumber in both North and South America.

Subsequently, on April 10, 2012 we announced that we had signed Letter Agreement with Pan Pacific Group International Inc., (“PPGI”) to access South American tropical hardwoods producers, initially focusing on timber suppliers in the Republic of Suriname.  However, as a result of continuing softness in the Chinese housing market throughout 2012 we were unable to obtain firm commitment from Chinese timber brokers and distributors and the agreement with PPGI was allowed to lapse.  Since then we have re-focused on developing our original business plan based on sales of Chinese furniture.

In August 2012 we were approached by Gravity Collection Inc. (GCI), a Denver-based multi-media company regarding the possibility that we would acquire GCI.  On August 31, 2012 we announced that we had signed a non-binding Letter of Intent to acquire GCI.  However, as we were commencing our due diligence of GCI and were requesting financial and other information on GCI we were notified by GCI that they were terminating the proposed acquisition.  We announced the termination on September 5, 2012.

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

Holders

There are 31 holders of record for our common stock.  There are a total of 57,600,000 shares of common stock outstanding.  One of our shareholders is Robert G. Clarke, our President and sole director, who owns 50,000,000 restricted shares of our common stock.

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

Status of Our Public Offering

On November 30, 2009, our Form S-1 registration statement (SEC file no. 333-161566) was declared effective by the SEC. Pursuant to the Form S-1, we offered 750,000 shares minimum, 1,500,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers. On July 8, 2010, we completed our public offering and sold 760,000 shares of common stock at an offering price of $0.10 per share, raising $76,000.  Since then, we have initiated the development of our web site and data base and have established an office in the Causeway Bay district of Hong Kong.  We estimate that the costs incurred to September 30, 2012 are as shown below.

Website development	$15,500
Database	$10,000
Marketing and advertising	$12,850
Establishing an office	$4,150
Salaries	$0
Working capital	$2,500
TOTAL	$45,000

ITEM 6.          SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking the higher audit and statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Results of operations

From Inception on July 6, 2009 to July 31, 2012

We have not generated any revenues from operations since inception. We have exhausted our cash as a result of expenses incurred in connection with proposed acquisitions with other entities, all of which were unsuccessful. We had a loss from operations for the twelve months ended July 31, 2012 of $124,453 of which $16,314 was for legal fees, $60,210 was for audit fees and accounting services, $24,895 for consulting and other professional fees, $4,022 for filing fees, $4,395 for travel expenses, $390 for rent expense, $1,386 for advertising and promotion, and $972 for bank service charges. We are in the start-up phase of our proposed business operations.  The higher than normal costs incurred for audit and accounting fees was due to costs incurred for the proposed acquisition of Integrated Clinical Care Inc. (ICC).

From inception on July 6, 2009 to July 31, 2012, we incorporated the company, hired the attorney, hired an auditor and our registration statement was declared effective by the SEC. We incorporated a wholly owned subsidiary, Monar International Hong Kong Limited on December 15, 2010. We have prepared an internal business plan. We have reserved the domain name“www.monarinc.com” and commenced construction of our web site. We have had loss from operations from inception on July 6, 2009 to July 31, 2012 of $241,846, of which $68,831 was for legal fees, $84,842 was for audit fees and accounting services, $48,496 for consulting and other professional fees, $10,218 for filing fees, $9,024 for travel expenses, $1,950 for rent expense, $2,126 for advertising and promotion, and $1,878 for bank service charges.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50 and have collected gross proceeds under our public offering of $76,000 to July 31, 2012. Shares totaling 760,000 shares of common stock were issued to the subscribers to our public offering on August 17, 2010.

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

On April 28, 2011, Charlie Rodriguez was appointed treasurer, principal financial officer and principal accounting officer.  Mr. Rodriguez replaced Robert Clarke in those positions. Mr. Clarke continued as president, principal executive officer, secretary, and the sole member of the board of directors.  Mr. Rodriquez was selected for the foregoing positions as a result of his past experiences with public companies.  On November 14, 2011 Mr. Rodriguez resigned as Chief Financial Officer.  Mr. Rodriguez has not expressed any disagreements with us over any financial or accounting matter. During his period with us we orally agreed with Mr. Rodriguez to pay him a monthly fee of $2,500 as his compensation.  In total $7,500 is still owed to Mr. Rodriguez for three months compensation up to the date of his resignation on Nov. 14, 2011. We expect to have sufficient funds to pay the compensation owed to Mr. Rodriguez over the next 6 months.

We have been operating our Hong Kong office from a location in the Causeway Bay district as of August 2011. We have allocated $10,000 for the initial setup of the office and do not expect to exceed that amount. We do not intend to hire employees for the foreseeable future. Our sole officer and director will handle our administrative duties and he will also contract for such other personnel as we may require on a short term basis.

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

As of July 31, 2012, our total assets were $353 and our total liabilities were $166,320 of which $60,549 was from 7 Bridge Capital Partners Limited for payments made to our attorney, auditor and accountant, transfer agent and for filing fees to the Nevada Secretary of State.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MONAR INTERNATIONAL INC.

Index to Financials

To the Board of Directors
Monar International, Inc.
(A Development Stage Company)
Hong Kong, China

We have audited the consolidated balance sheets of Monar International, Inc. and its subsidiary (collectively, the “Company”) as of July 31, 2012 and 2011, and the related consolidated statements of expenses, changes in stockholders’ equity (deficit), and cash flows for the years then ended and for the period from July 6, 2009 (inception) through July 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monar International, Inc. and its subsidiary as of July 31, 2012 and 2011, and the results of their operations, and their cash flows for the years then ended and for the period from July 6, 2009 (inception) through July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

November 13, 2012

Index to Financials

Monar International Inc.
(A Development Stage Company)
Balance Sheets

	July 31, 2012	July 31, 2011

Current Assets
Cash	$9	$72
Prepaid Expenses	344	208
Total Current Assets	353	280

TOTAL ASSETS	$353	$280

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$69,814	$12,735
Advances from related party	60,549	28,941
Accrued salary	7,500	-
Advances from third party	28,457	-

Total Liabilities	166,320	41,676

Stockholders’ Equity (Deficit)
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock, $0.00001 par value, 250,000,000 shares authorized, 57,600,000 and 5,760,000 issued and outstanding as of July 31, 2012 and July 31, 2011, respectively	576	576
Additional Paid-in Capital	75,474	75,474
Cumulative Translation Adjustments	(171)	(53)
Deficit Accumulated During Development stage	(241,846)	(117,393)

Total Stockholders’ Equity (Deficit)	(165,967)	(41,396)

Total Liabilities & Stockholders’ Equity	$353	$280

The accompanying notes are an integral part of these audited consolidated financial statements.

Index to Financials

Monar International Inc.
(A Development Stage Company)
Statements of Expenses
For the Years Ended July 31, 2012 and 2011 and
For the Period From July 6, 2009 (Inception) to July 31, 2012

	Year Ended	Year Ended		From July 6, 2009 (Inception) to
	July 31, 2012	July 31, 2011		July 31, 2012

Revenues	$-	$-		$-

Expenses
Professional Fees	$101,419	$60,991		$204,781
Officer’s salary	8,750	-		8,750
Filing Fees	4,022	4,696		10,218
Travel Expense	4,395	4,629		9,024
Meals and entertainment	1,042	-		1,042
Rent Expense	390	780		1,950
Advertising and Promotion	1,386	740		2,126
Office supplies and expenses	165	-		165
Dues and subscriptions	142	-		142
Business license and fees	315	-		315
Postage and shipping	1,560	-		1,560
Foreign exchange gain/loss	(105)	-		(105)
Bank Service Charges	972	906		1,878
Total Expenses	124,453	72,742		241,846

Loss From Operations	(124,453)	(72,742)		(241,846)

Net Loss	$(124,453)	$(72,742)		$(241,846)

Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(118)	(33)		(171)

Total Comprehensive Loss	$(124,571)	$(72,775)		$(242,017)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)	$

Weighted Average Number of Common Shares Outstanding Basic and Diluted	57,600,000	57,600,000

The accompanying notes are an integral part of these audited consolidated financial statements.

Index to Financials

Monar International Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period From July 6, 2009 (Inception) to July 31, 2012

					Deficit
		Common	Additional	Cumulative	Accumulated
	Common	Stock	Paid-in	Translation	During
	Stock	Amount	Capital	Adjustments	Development	Total

Balance, July 6, 2009
(Inception)	-	$-	$-	$-	$-	$-

Stock issued for cash	50,000,000	500	(450)	-	-	50

Net loss	-	-	-	-	(16,588)	(16,588)

Balance, July 31, 2009	50,000,000	500	(450)	-	(16,588)	(16,538)

Stock issued for cash	7,600,000	76	75,924	-	-	76,000

Net loss	-	-	-	-	(28,063)	(28,063)

Foreign currency translation	-	-	-	(20)	-	(20)

Balance, July 31, 2010	57,600,000	576	75,474	(20)	(44,651)	31,379

Net loss, July 31, 2011	-	-	-	-	(72,742)	(72,742)

Foreign currency translation	-	-	-	(33)	-	(33)

Balance, July 31, 2011	57,600,000	$576	$75,474	$(53)	$(117,393)	$(41,396)

Net loss, July 31, 2012	-	-	-	-	(124,453)	(124,453)

Foreign currency translation	-	-	-	(118)	-	(118)

Balance, July 31, 2012	57,600,000	$576	$75,474	$(171)	$(241,846)	$(165,967)

The accompanying notes are an integral part of these audited consolidated financial statements

Index to Financials

Monar International Inc
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended July 31, 2012 and 2011 and
For the Period From July 6, 2009 (Inception) to July 31, 2012

	Year Ended July 31, 2012	Year Ended July 31, 2011	July 6, 2009 (Inception) to July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(124,453)	$(72,742)	$(241,846)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:

Changes in Operating Assets and Liabilities:
Prepaid Expenses and Deposits	(136)	(208)	(344)
Accounts Payable	63,079	11,955	75,814
Accrued salary	7,500	-	7,500
Net Cash Used in Operating Activities	(54,010)	(60,995)	(158,876)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Stock to Founder	-	-	50
Proceeds from Advances from Related Party	36,168	27,518	103,307
Repayments of Advances to Related Party	(4,560)	(38,198)	(42,758)
Proceeds from advances	22,457	-	22,457
Proceeds from Stock Subscription	-	-	76,000
Net Cash (Used in) Provided by Financing Activities	54,065	(10,680)	159,056

Effect of Exchange Rate on Cash	(118)	(33)	(171)

Net Increase (Decrease) in Cash	(63)	(71,708)	9

Cash at Beginning of Period	72	71,780	-
Cash at End of Period	$9	$72	$9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid for Interest	$-	$-	$-
Cash Paid for Income Taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payments of accounts payable by a third party	$6,000	$-	$6,000

The accompanying notes are an integral part of these audited consolidated financial statements.

Index to Financials

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Monar International Inc. (the “Company”) was incorporated in Nevada on July 6, 2009.  On December 15, 2010, the Company incorporated a wholly owned subsidiary, Monar Hong Kong Limited (Monar HK), in Hong Kong. On September 2, 2011, the Company incorporated Syntas Inc., a wholly owned subsidiary, in Nevada, United States.  Monar HK had minimal activities since incorporation through July 31, 2012 and the results of its operations are included in these consolidated financial statements.  As of July 31, 2012, Syntas Inc. did not have any assets or any activity since their inception through July 31, 2012.

The Company has limited operations and in accordance with FASB ASC 915-15, is considered a development stage company. The company has had no revenues from operations since its inception.

Initial operations have included organization, capital formation, target market identification, and marketing plans. The Company has a website (www.monarinc.com) that will offer to the public a tasteful traditional style Chinese furniture adapted to modern needs for Asian ethnic and high end markets in North America. As of July 31, 2012, the website is still under development.

On March 20 of 2012, the Company announced its decision to implement a new business strategy by entering a supply of forest product to the Chinese market. The Company believes that its new business strategy will increase the scale and profitability of the Company’s China business activities and will enhance shareholder value.  The new strategy will involve a re-structuring of the Company to enable both the online sales and forest products sales to develop efficiently.  The agreement weren’t finalized within an expiry date of April 30, 2012; therefore this letter of Agreement will expire without liability to either party.

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

Index to Financials

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

e)         Foreign Currency Translation

The Company’s foreign operations use the U.S. dollar as the functional currency. Accordingly, non-U.S. dollar transactions are re-measured to U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are re-measured using average rates for the reporting period.

f)         Basic and Diluted Net Loss per Share

The Company reports loss per share in accordance with ASC 260, “Earnings per Share.” Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period (none for the periods presented). The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities as of July 31, 2012.

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

At July 31, 2012, the Company had cash and cash equivalents of $9 and working capital deficit of $165,967, which compares to $72 cash and $41,396 working capital deficit as of July 31, 2011. The ability of the Company to emerge from the development stage is dependent upon the Company’s successful efforts to raise sufficient capital and then attaining profitable operations. The Company intends to fund operations through sales and equity financing arrangements.

For the year ended July 31, 2012 and 2011, the Company had net operating losses of $124,453 and $72,742. From inception through July 31, 2012 the Company incurred a cumulative net operating loss of $241,846.

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

NOTE 4 - RECLASSIFICATIONS

During the year ended July 31, 2012, the Company accrued salaries of $7,500 to Mr. Rodriguez, the Company’s Principal Accounting and Financial Officer and Treasurer. Mr. Rodriguez resigned from his position in November of 2011, and is no longer deemed to be a related party. The whole amount of accrued salaries of $7,500 due to Mr. Rodriguez as of July 31, 2012 was reclassified as being due to unrelated party. There was no amount due to Mr. Rodriguez outstanding as of July 31, 2011.

Index to Financials

NOTE 5 – RELATED PARTY TRANSACTIONS

To support its operations, the Company receives advances from Robert Clarke, President and sole Director, and 7bridge Capital Partners Limited, which is controlled by Mr. Clarke. These advances are non-interest bearing, unsecured and due on demand.

During the year ended July 31, 2012, the Company received $36,168 in cash advances from the 7bridge Capital Partners Limited/ Robert Clarke for its operating expenses and repaid $4,561 of the advances. During the year ended July 31, 2011, the Company received $27,518 from the 7bridge Capital Partners Limited/ Robert Clarke and repaid $38,198 of the advances.

As of July 31, 2012 and July 31, 2011, $60,549 and $28,941, respectively, were due to the related party above for cash advances. All the reimbursements owed to the President and sole Director of the Company will go to 7Bridge Capital Partners Limited.

NOTE 6 – INCOME TAXES

The Company has tax losses that may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards, which expire beginning the year 2030, are offset by a valuation allowance due to the uncertainty of profitable operations in the future.  During the years ended July 31, 2012 and 2011, the Company had net operating losses of $124,453 and $72,742. The cumulative net operating loss carry forward as of July 31, 2012 was $241,846. The statutory tax rate for fiscal years 2012, 2011 and 2010 is 34%. The significant components of the deferred tax asset as of July 31, 2012 and 2011 are as follows:

	2012	2011

Net operating loss carry forwards	$84,646	$41,088
Less: Valuation allowance	(84,646)	(41,088)
Net deferred tax asset	$-	$-

NOTE 7 - NOTES PAYABLE

On June 12, 2012, the Company entered into a loan agreement with a third party for funding to a maximum of $50,000. This loan will be non-interest bearing and has to be repaid on or before December 31, 2012.  During the year ended July 31, 2012, third party made a payment of $6,000 to creditors on behalf of the Company and in addition the third party advanced funds of $22,457 to the Company which is deemed to be a part of the loan.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our consolidated financial statements for the period from inception to July 31, 2012, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2012 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The names, addresses, ages and positions of our officers and directors are set forth below:

Name and Address	Age	Position(s)

Robert Clarke	68	president, principal executive officer,
Suite 1103, United Success Commercial Centre		principal accounting officer, principal
508 Jaffe Road		financial officer, treasurer, secretary and
Causeway Bay, Hong Kong, China		sole member of the board of directors

The person named above is expected to hold his offices/positions until the next annual meeting of our stockholders.

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

Conflict of Interest

We believe Mr. Clarke is not subject to conflict of interest.  No policy has been implemented or will be implemented to address conflicts of interest.

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

Section 16(a) of the Securities Exchange Act of 1934

All officer, directors and owners of 10% or more of our shares of common stock have filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three years through July 31, 2012, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Robert Clarke	2012	0	0	0	0	0	0	0	0
President, CEO	2011	0	0	0	0	0	0	0	0
& CFO

Charlie Rodriguez	2012	0	0	0	0	0	0	0	0
Former CEO	2011	0	0	0	0	0	0	0	0
(resigned 11/14/11)

As of the date hereof, we have not entered into employment contracts with our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

The following table sets forth information with respect to compensation paid by us to our directors during the 2012 completed fiscal year. Our fiscal year end is July 31.

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
(1 person)

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

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are 31 holders of record for our common stock, of which the largest record holder is our sole officer and director, who owns 50,000,000 restricted shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On July 6, 2009, we issued a total of 5,000,000 shares of restricted common stock to Robert Clarke, our sole officer and director in consideration of $50.

Further, 7 Bridge Capital Partners Limited, a consulting firm of which Mr. Clarke is a director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs.  As of July 31, 2012, 7 Bridge Capital Partners Limited, advanced us $60,549. There is no due date for the repayment of the funds advanced by 7bridge.  There is no written agreement evidencing the advancement of funds by 7bridge or the repayment of the funds to 7bridge.  The entire transaction was oral.

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

2012	$8,100	MaloneBailey, LLP
2011	$8,135	MaloneBailey, LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$0	MaloneBailey, LLP
2011	$0	MaloneBailey, LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$0	MaloneBailey, LLP
2011	$0	MaloneBailey, LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$23,030	MaloneBailey, LLP
2011	$0	MaloneBailey, LLP

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 2012.

MONAR INTERNATIONAL INC.
(the “Registrant”)

BY:	ROBERT G. CLARKE
Robert G. Clarke
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following people on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

ROBERT G. CLARKE	President, Principal Executive Officer,	November 12, 2012
Robert G. Clarke	Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/26/09	3.2

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.	10-K	10/27/10	14.1

21.1	Subsidiary of the Registrant.	10-K	10/31/11	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	10/27/10	99.2

99.3	Disclosure Committee Charter.	10-K	10/27/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X