Form 10-Q
period 2012-10-31
MONAR INTERNATIONAL INC.
filed 2012-12-17
CIK 1470719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54166

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
57,600,000 as of December 17, 2012.

Index to Financials

Monar International Inc.
Form 10-Q for the Quarter Ended October 31, 2012

INDEX TO FINANCIAL STATEMENTS

		Page No.

	Part I. - Financial Information

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of October 31, 2012 (Unaudited) and July 31, 2012.	3

	Consolidated Statements of Expenses for the Three Months ended October 31, 2012 and 2011 and for the period from July 6, 2009 (Inception) to October 31, 2012 (Unaudited).	4

	Consolidated Statements of Cash Flows for the Three Months ended October 31, 2012 and 2011 and for the period from July 6, 2009 (Inception) to October 31, 2012 (Unaudited).	5

	Notes to Consolidated Financial Statements (Unaudited).	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	11

Item 4.	Controls and Procedures.	11

	Part II. - Other Information

Item 1A.	Risk Factors.	11

Item 2.	Changes in Securities and Use of Proceeds.	11

Item 6.	Exhibits.	12

Signatures		13

Exhibit Index		14

Index to Financials

PART I – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

MONAR INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2012	July 31, 2012
ASSETS
Current assets
Cash	$10	$9
Prepaid expenses	163	344
Total current assets	173	353

TOTAL ASSETS	$173	$353

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$83,245	$69,814
Advances from related party	60,117	60,549
Accrued salary	7,500	7,500
Advances from third party	32,450	28,457
Total current liabilities	183,312	166,320

Total liabilities	183,312	166,320

Stockholders' equity (deficit)
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock, $0.00001 par value, 250,000,000 shares authorized, 57,600,000 issued and outstanding as of October 31, 2012 and July 31, 2012, respectively	576	576
Additional Paid-in Capital	75,474	75,474
Cumulative translation adjustment	(170)	(171)
Deficit accumulated during development stage	(259,019)	(241,846)

Total stockholders' deficit	(183,139)	(165,967)

Total liabilities & stockholders' equity	$173	$353

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Index to Financials

MONAR INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF EXPENSES
(UNAUDITED)

	Three Months Ended October 31,		From July 6, 2009 (Inception) to
	2012	2011	October 31, 2012
Revenues:	$-	$-	$-

Expenses:
Professional fees	$9,239	$23,014	$214,020
Officer’s salary	-	7,500	8,750
Filing fees	700	955	10,918
Travel expense	-	-	9,024
Meals and entertainment	-	-	1,042
Rent expense	-	195	1,950
Advertising and promotion	-	-	2,126
Office supplies and expenses	-	-	165
Dues and subscriptions	103	-	245
Business license and fees	7,000	-	7,315
Postage and shipping	-	-	1,560
Foreign currency exchange loss (gain)	-	-	(105)
Bank service charges	131	279	2,009
Total expenses	17,173	31,943	259,019

Loss from operations	(17,173)	(31,943)	(259,019)

Net loss	$(17,173)	$(31,943)	$(259,019)

Other comprehensive income (loss):
Foreign currency translation adjustment	1	4	(170)

Total comprehensive loss	$(17,172)	$(31,939)	$(259,189)

Net loss per share - - basic and diluted	$(0.00)	$(0.00)	$

Weighted average number of common shares outstanding - basic and diluted	57,600,000	57,600,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Index to Financials

MONAR INTERNATIONAL INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended October 31,		From July 6, 2009 (Inception) to
	2012	2011	October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,173)	$(31,943)	$(259,019)
Changes in operating assets and liabilities:
Prepaid expenses and deposits	181	(45)	(163)
Accounts payable & accrued expenses	13,431	6,806	89,245
Accrued salary	-	7,500	7,500
Net cash used in operating activities	(3,561)	(17,682)	(162,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock to founder	-	-	50
Proceeds from advances from related party	491	18,314	103,798
Repayments of advances to related party	(923)	-	(43,681)
Proceeds from advances from third party	3,993	-	26,450
Proceeds from stock subscription	-	-	76,000
Net cash provided by financing activities	3,561	18,314	162,617

Effect of exchange rate on cash	1	4	(170)

Net increase (decrease) in cash	1	636	10

Cash at beginning of period	9	72	-
Cash at end of period	$10	$708	$10

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payments of accounts payable by a third party	$-	$-	$28,457

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Index to Financials

MONAR INTERNATIONAL INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Monar International Inc. (the “Company”) was incorporated in Nevada on July 6, 2009.  On December 15, 2010, the Company incorporated a wholly owned subsidiary, Monar Hong Kong Limited (Monar HK), in Hong Kong. Monar HK had minimal activities since incorporation through October 31, 2012, and the results of its operations are included in these consolidated financial statements.  On September 2, 2011, the Company incorporated Syntas Inc, a wholly owned subsidiary, in Nevada, United States, which had not had any assets or activities from the date of its inception.  The Company subsequently decided that it did not need Syntas Inc. for its future activities and its corporate registration of with the State of Nevada was allowed to lapse.

The Company has limited operations and in accordance with FASB ASC 915-15, is considered a development stage company. The company has had no revenues from operations since its inception.

Initial operations have included organization, capital formation, target market identification, and marketing plans. The Company was originally planning to offer to the public through its website (www.monarinc.com) tasteful traditional style Chinese furniture adapted to modern needs for Asian ethnic and high end markets in North America). As of October 31, 2012, the Company has decided to cease its furniture business

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Financial Report on Form 10-K for the fiscal year ended July 31, 2012, as filed with the SEC.

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

As of October 31, 2012, the Company had cash and cash equivalents of $10 and working capital deficit of $183,139, which compares to $9 cash and $165,967 working capital deficit, respectively, as of July 31, 2012. The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. The Company intends to fund operations through sales and equity financing arrangements.

Index to Financials

MONAR INTERNATIONAL INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended October 31, 2012 and 2011, the Company had net operating losses of $17,173 and $31,943, respectively. From inception through July 31, 2012, the Company incurred a cumulative net operating loss of $259,019.

The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan, and that it will require additional cash resources during 2012-2013 based on its current operating  plan and conditions. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

To support its operations, the Company receives advances from Robert Clarke, President and sole Director, and 7bridge Capital Partners Limited, which is controlled by Mr. Clarke. These advances are non-interest bearing, unsecured and due on demand.

During the three months ended October 31, 2012, the Company received $491 in advances from the related party for its operating expenses and repaid $923 of the advances. During the three months ended October 31, 2011, the Company received $18,314 from the related party and did not make any repayments.

As of October 31, 2012 and July 31, 2012, $60,117 and $60,549, respectively, were due to 7bridge and Robert Clarke for the advances.

NOTE 5 - ADVANCES FROM THIRD PARTY

On June 12, 2012, the Company entered into a loan agreement with a third party up to a maximum of $50,000. This loan is non-interest bearing and had an original maturity date of September 1, 2012, which was extended to December 31, 2012.

During the three months ended October 31, 2012, we received advances of $3,993, which was deemed to be a part of the loan. During the three months ended October 31, 2012, the Company did not make any payments on the loan, and as of October 31, 2012 and July 31, 2012, the balance of the loan was $32,450 and $28,457, respectively.

NOTE 6 – SUBSEQUENT EVENTS

On November 16, 2012, the Company entered into a loan agreement with a third party. Per the terms of the agreement, the third party will advance to the Company a loan of funds and /or payment of third party expenses to a maximum of $50,000. This loan is non-interest bearing; all funds are to be repaid on or before January 31, 2012, unless the parties agree otherwise.

On November 26, 2012, the Company entered into a consulting agreement with Emerging Growth Corp (EGC). Per the terms of the agreement, beginning November 1, 2012, EGC will provide to the Company services related to development of an online advertising and awareness program. The services will include one six month campaign. In consideration for the services provided, the Company will pay EGC compensation in the amount of $35,000, with a $10,000 payment due upon execution of the agreement. The Company also agreed to issue EGC 1,000,000 restricted shares of the Company’s common stock. As of the current date, a third party made a $10,000 payment to EGC on behalf of the Company; the Company hasn’t issued any shares to EGC.

Index to Financials

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

Results of operations

From Inception on July 6, 2009 to October 31, 2012

We have not generated any revenues from operations since inception. We have exhausted our cash as a result of expenses incurred in connection with proposed acquisitions with other entities, all of which were unsuccessful. We had $17,173 net loss from operations for the three months ended October 31, 2012, of  which $9,239 were incurred for professional fees,  $7,000 for  business license and  fees and $ $934 - for other operating expenses.  During the three months ended October 31, 2011, the Company incurred a net operating loss of $31,943, consisting of professional fees of $23,014, officer’s salaries of $7,500 and other operating expenses of $1,429. We are in the start-up phase of our proposed business operations.

From inception on July 6, 2009 to July 31, 2012, we incorporated the company, hired the attorney, hired an auditor and our registration statement was declared effective by the SEC. We incorporated a wholly owned subsidiary, Monar International Hong Kong Limited on December 15, 2010.  We have prepared an internal business plan. We have reserved the domain name“www.monarinc.com” and commenced construction of our web site. We have had loss from operations from inception on July 6, 2009 to October 31, 2012, of $259,019, consisting primarily of professional fees of $214,020, filing fees of $10,918, travel expenses of $9,024, business licenses and fees of $7,315 and officer’s salary of $8,750.

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

Index to Financials

any financial or accounting matter. During his period with us we orally agreed with Mr. Rodriguez to pay him a monthly fee of $2,500 as his compensation.  In total $7,500 is still owed to Mr. Rodriguez for three months compensation up to the date of his resignation on Nov. 14, 2011. We expect to have sufficient funds to pay the compensation owed to Mr. Rodriguez over the next 3 to 4 months.

On December 7, 2012 we announced the appointment of Dr. Tri Vu Truon and Claude Pellerin to our Board of Directors.  As of the same date we appointed Dr. Truong as President and Chief Operating Officer and Mr. Pellerin as Company Secretary.

On May 5, 2011, we entered into a non-binding memorandum of understanding (MOU) with a group of shareholders of Integrated Clinical Care Corporation, a Nevada corporation (“ICC”) to acquire up to 100% of the outstanding shares of common stock of ICC in exchange for 50,000,000 restricted shares of our common stock.  ICC offers to medical practices workflow solutions that include advanced support systems at the point-of-care in the field medical/clinical services with special emphasis on the rapidly evolving practice of oncology.  On July 5, 2011 we replaced the MOU with a binding share exchange agreement with an anticipated closing date of July 31, 2011.  It subsequently proved impossible to close the contemplated transaction by July 31, 2011, nor for an extended period thereafter, and as a result, we gave formal notice to ICC on Oct. 17, 2011 that the proposed share exchange was canceled.

On March 20, 2012, we announced that we had initiated a new business strategy which we believed would increase the scale and profitability of our China business activities and will enhance shareholder value. In developing the supplier base for our online sales of Chinese furniture we came to the conclusion that major opportunities exist for the supply of sustainable forest products to the Chinese market and we decided to develop a business based on supply such products to the Chinese market.  We further believed that this would involve a re-structuring of our company to enable both the online sales and forest products sales to develop efficiently and we expected to have our plans for re-structuring finalized by the end of May 2012.

In order to implement the forest products business, on April 10, 2012, we entered into an agreement with Pan Pacific Group International Inc. (“PPGI”) whereby PPGI was to be paid a fee of 10% fee for negotiating logging contracts in the Republic of Suriname over a four-year period. Further, PPGI was to be paid US$5.00 per cubic meter for Asia and European export logs; a US$20,000 set up fee upon signing a formal agreement with us; 10% net profits on domestic log and lumber sales; and 500,000 restricted shares of our common stock.  However, market prospects for the sale of wood products to the Chinese market declined as the Chinese economy slowed through much of 2012 and no sales contracts were signed with Chinese customers.  As a result of the delay the time limit on the initial agreement with PPGI expired and the agreement became null and void.  Until late May we maintained contact with representatives of PPGI to negotiate a new agreement, but with no confirmed orders from Chinese customers we canceled our plans to enter the wood products business and also canceled our plans to re-structure the company.

On August 31, 2012 we announced we had signed a non-binding Letter of Intent (LOI) to acquire the assets of Gravity Collection, Inc. (GCI) a Denver-based multi-media company.  On Sept. 3, 2012 we were informed by GCI that they were canceling the (LOI).

We have been operating our Hong Kong office from a location in the Causeway Bay district as of August 2011. We have allocated $10,000 for the initial setup of the office and do not expect to exceed that amount. We do not intend to hire employees for the foreseeable future.  As of December 2012 we intend to concentrate most of our management and administration activities in Montreal, Canada and will move our head office to Montreal at a date to be determined in the near future while maintaining our Hong Kong office for our activities in Asia. Our online sales business is still in its start-up stage and we have not generated any sales to date.

On November 30, 2012, we announced that we had entered into a Strategic Alliance and Distribution Agreement for M-Fuel with Ecolocap Solutions, Inc of Chicago, Illinois.  We will set up a production center in Canada for M-Fuel, the first in North America. M-Fuel is a fuel emulsion, which in tests has proven to reduce consumption of diesel fuel by up to 30% and reduce emissions by up to 80%. We expect that M-Fuel will become

Index to Financials

the main focus o our business activities from this point onward.  We are also evaluating whether to continue with the development of the online furniture merchandising business and if we do continue with it, how it should be structured.  We plan to make a definitive decision re. the online furniture business by January 31, 2013 and we may decide to terminate it.

To date we have spent nominal time designing the website, but we are now developing and implementing a re-designed web site.

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

Index to Financials

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a sale of common stock. We completed our public offering on July 8, 2010 and sold 760,000 shares of common stock at an offering price of $0.10 per share to 48 individuals and raised $76,000.

As of October 31, 2012, our total assets were $173 and our total liabilities were $183,312, of which $60,117 was due to 7bridge Capital Partners Limited for cash advances and payments for operating expenses made to our attorney, auditor and accountant, transfer agent and other third parties.

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

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Offering Expenses	$30,000
Business licenses and fees	$1,000
Website development	$15,500
Database	$10,000
Marketing and advertising	$12,850
Establishing an office	$4,150
Salaries	$0
Working capital	$2,500
TOTAL	$76,000

Index to Financials

ITEM 6.             EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/26/09	3.2

3.3	Amended Articles of Incorporation.	10-Q	3/16/11	3.1

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.	10-K	10/27/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	10/27/10	99.2

99.3	Disclosure Committee Charter.	10-K	10/27/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

Index to Financials

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of December, 2012.

MONAR INTERNATIONAL INC.
(the “Registrant”)

BY:	ROBERT G. CLARKE
Robert G. Clarke
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Treasurer and a member of the Board of Directors

Index to Financials

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/26/09	3.2

3.3	Amended Articles of Incorporation.	10-Q	3/16/11	3.1

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.	10-K	10/27/10	14.1

21.1	List of Subsidiaries.	10-K	10/31/11	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	10/27/10	99.2

99.3	Disclosure Committee Charter.	10-K	10/27/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X