Form 10-Q
period 2013-01-31
MONAR INTERNATIONAL INC.
filed 2013-03-18
CIK 1470719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54166

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
64,750,000 as of March 8, 2013.

Index to Financials

Monar International Inc.
Form 10-Q for the Quarter Ended January 31, 2013

INDEX TO FINANCIAL STATEMENTS

		Page No.

	Part I. - Financial Information

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of January 31, 2013 (Unaudited) and July 31, 2012.	3

	Consolidated Statements of Expenses for the three and six months ended January 31, 2013 and 2012 and for the period from July 6, 2009 (Inception) to January 31, 2013 (Unaudited).	4

	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Period from July 6, 2009 (Inception) to July 31, 2012.	5

	Consolidated Statements of Cash Flows for the six months ended January 31, 2013 and 2012 and for the period from July 6, 2009 (Inception) to January 31, 2013 (Unaudited).	6

	Notes to Consolidated Financial Statements (Unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	12

Item 4.	Controls and Procedures.	12

	Part II. - Other Information

Item 1A.	Risk Factors.	12

Item 5.	Other Information.	12

Item 6.	Exhibits.	13

Signatures		14

Exhibit Index		15

Index to Financials

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

MONAR INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31, 2013	July 31, 2012
	(UNAUDITED)
ASSETS
Current assets
Cash	$11	$9
Prepaid expenses	-	344
Total current assets	11	353

TOTAL ASSETS	$11	$353

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$76,719	$69,814
Accrued salary	7,500	7,500
Advances from related party	60,215	60,549
Advances from third party	68,281	28,457
Total current liabilities	212,715	166,320

Total liabilities	212,715	166,320

Stockholders’ equity (deficit)

Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, 0 issued and outstanding	-	-

Common Stock, $0.00001 par value, 250,000,000 shares authorized, 64,750,000 and 57,600,000 issued and outstanding as of January 31, 2012 and July 31, 2012, respectively	648	576
Additional Paid-in Capital	951,902	75,474
Cumulative translation adjustment	(170)	(171)
Deficit accumulated during development stage	(1,165,084)	(241,846)

Total stockholders’ deficit	(212,704)	(165,967)

Total liabilities & stockholders’ equity	$11	$353

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Index to Financials

MONAR INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF EXPENSES
(UNAUDITED)

					From July 6,
					2009
	Three Months Ended		Six Months Ended		(Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2013	2012	2013	2012	2013
Revenues:	$-	$-	$-	$-	$-

Expenses:
Advertising and promotion	210,000	250	210,000	250	212,126
Bank service charges	96	182	227	461	2,105
Business license and fees	-	315	7,000	315	7,315
Dues and subscriptions	-	-	103	-	245
Filing fees	35	-	735	955	10,953
Foreign currency exchange loss (gain)	-	-	-	-	(105)
Meals and entertainment	-	1,042	-	1,042	1,042
Office supplies and expenses	-	164	-	164	165
Officer’s salary	660,000	1,250	660,000	8,750	668,750
Postage and shipping	296	173	296	173	1,856
Professional fees	35,638	39,680	44,877	62,694	249,658
Rent expense	-	195	-	390	1,950
Travel expense	-	4,397	-	4,397	9,024
Total expenses	906,065	47,648	923,238	79,591	1,165,084

Loss from operations	(906,065)	(47,648)	(923,238)	(79,591)	(1,165,084)

Net loss	$(906,065)	$(47,648)	$(923,238)	$(79,591)	$(1,165,084)

Other comprehensive income (loss):
Foreign currency translation adjustment	-	(1)	1	2	(170)

Total comprehensive loss	$(906,065)	$(47,649)	$(923,237)	$(79,589)	$(1,165,254)

Net loss per share - - basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	60,285,165	57,600,000	59,197,059	57,600,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Index to Financials

MONAR INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JULY 9, 2009 (INCEPTION) TO JULY 31, 2012

					Deficit
		Common	Additional	Cumulative	Accumulated
	Common	Stock	Paid-in	Translation	During
	Stock	Amount	Capital	Adjustments	Development	Total

Balance, July 6, 2009
(Inception)	-	$-	$-	$-	$-	$-

Stock issued for cash	50,000,000	500	(450)	-	-	50

Net loss	-	-	-	-	(16,588)	(16,588)

Balance, July 31, 2009	50,000,000	500	(450)	-	(16,588)	(16,538)

Stock issued for cash	7,600,000	76	75,924	-	-	76,000

Net loss	-	-	-	-	(28,063)	(28,063)

Foreign currency translation	-	-	-	(20)	-	(20)

Balance, July 31, 2010	57,600,000	576	75,474	(20)	(44,651)	31,379

Net loss, July 31, 2011	-	-	-	-	(72,742)	(72,742)

Foreign currency translation	-	-	-	(33)	-	(33)

Balance, July 31, 2011	57,600,000	$576	$75,474	$(53)	$(117,393)	$(41,396)

Net loss, July 31, 2012	-	-	-	-	(124,453)	(124,453)

Foreign currency translation	-	-	-	(118)	-	(118)

Balance, July 31, 2012	57,600,000	$576	$75,474	$(171)	$(241,846)	$(165,967)

Shares issued for services	1,150,000	12	216,488	-	-	216,500

Shares issued for salaries	6,000,000	60	659,940	-	-	660,000

Net loss, January 31, 2013	-	-	-	-	(923,238)	(923,238)

Foreign currency translation	-	-	-	1	-	1

Balance, January 31, 2013, Unaudited	64,750,000	$648	$951,902	$(170)	$(1,165,084)	$(212,704)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Index to Financials

MONAR INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From July 6,
			2009
	Six Months Ended		(Inception) to
	January 31,	January 31,	January 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(923,238)	$(79,591)	$(1,165,084)
Changes in operating assets and liabilities:
Prepaid expenses and deposits	344	(45)	-
Accounts payable & accrued expenses	6,905	49,397	82,719
Accrued salary	-	8,750	7,500
Stock issued to officers	660,000	-	660,000
Stock issued for services	216,500	-	216,500
Net cash used in operating activities	(39,489)	(21,489)	(198,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock to founder	-	-	50
Proceeds from advances from related party	98	21,761	103,405
Repayments of advances to related party	(432)	(323)	(43,190)
Proceeds from advances from third party	39,824	-	62,281
Proceeds from stock subscription	-	-	76,000
Net cash provided by financing activities	39,490	21,438	198,546

Effect of exchange rate on cash	1	2	(170)

Net increase (decrease) in cash	2	(49)	11

Cash at beginning of period	9	72	-
Cash at end of period	$11	23	11

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Index to Financials

MONAR INTERNATIONAL INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Monar International Inc. (the “Company”) was incorporated in Nevada on July 6, 2009.  On December 15, 2010, the Company incorporated a wholly owned subsidiary, Monar Hong Kong Limited (Monar HK), in Hong Kong. Monar HK had minimal activities since incorporation through January 31, 2013, and the results of its operations are included in these consolidated financial statements.  On September 2, 2011, the Company incorporated Syntas Inc, a wholly owned subsidiary, in Nevada, United States, which had not had any assets or activities from the date of its inception.  The Company subsequently decided that it did not need Syntas Inc. for its future activities and its corporate registration of with the State of Nevada was allowed to lapse.

The Company has limited operations and in accordance with FASB ASC 915-15, is considered a development stage company. The company has had no revenues from operations since its inception.

Initial operations have included organization, capital formation, target market identification, and marketing plans. The Company was originally planning to offer to the public through its website (www.monarinc.com) tasteful traditional style Chinese furniture adapted to modern needs for Asian ethnic and high end markets in North America). As of January 31, 2013, the Company has decided to cease its furniture business.

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

As of January 31, 2013, the Company had cash and cash equivalents of $11 and working capital deficit of $212,704, which compares to $9 cash and $165,967 working capital deficit, respectively, as of July 31, 2012. The ability of the Company to emerge from the development stage is dependent upon the Company’s successful efforts to raise sufficient capital and then attaining profitable operations. The Company intends to fund operations through sales and equity financing arrangements.

Index to Financials

For the three months ended January 31, 2013 and 2012, the Company had net operating losses of $906,065 and $47,648, respectively. For the six months ended January 31, 2013 and 2012, the Company had net operating losses of $923,238 and $79,591, respectively.  From inception through January 31, 2013, the Company incurred a cumulative net operating loss of $1,165,084.

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

During the six months ended January 31, 2013, the Company received $98 in advances from the related party for its operating expenses and repaid $432 of the advances. During the six months ended January 31, 2012, the Company received $21,761 from the related party and repaid $ $323 of the advances.

As of January 31, 2013 and July 31, 2012, $60,215 and $60,549, respectively, were due to 7bridge and Robert Clarke for the advances.

NOTE 5 - ADVANCES FROM THIRD PARTY

On June 12, 2012, the Company entered into a loan agreement with a third party up to a maximum of $50,000. This loan is non-interest bearing and had an original maturity date of September 1, 2012, which was extended to April 30, 2013.

On November 16, 2012, the Company entered into a loan agreement with a third party. Per the terms of the agreement, the third party will advance to the Company a loan of funds and /or payment of third party expenses to a maximum of $50,000. This loan is non-interest bearing; all funds are to be repaid on or before April 30, 2013, unless the parties agree otherwise.

During the six months ended January 31, 2013, we received advances of $39,824, which was deemed to be a part of the loans. During the six months ended January 31, 2013, the Company did not make any payments on the loans, and as of January 31, 2013 and July 31, 2012, the balance of the loans were $68,281 and $28,457, respectively.

NOTE 6 – SERVICE AGREEMENTS

On November 26, 2012, the Company entered into a consulting agreement with Emerging Growth Corp (EGC). Per the terms of the agreement, beginning November 1, 2012, EGC will provide to the Company services related to development of an online advertising and awareness program. The services will include one six month campaign. In consideration for the services provided, the Company will pay EGC compensation in the amount of $35,000, with a $10,000 payment due upon execution of the agreement which has been paid to EGC. The Company also agreed to issue EGC 1,000,000 restricted shares of the Company’s common stock valued at $216,500 which were issued during the three months ended January 31, 2013.

NOTE 7 – STOCKHOLDERS EQUITY

During the six months ended January 31, 2013, the Company issued a total of 6,150,000 shares of common stock for salaries.  The value of salaries was $660,000 and was based on the value of the Company’s common stock on the date of issuance.

Also, 1,000,000 restricted shares were issued which were valued at $216,500 per agreement noted in Note 6.

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

Results of operations

From Inception on July 6, 2009 to January 31, 2013

We have not generated any revenues from operations since inception. We have exhausted our cash as a result of expenses incurred in connection with proposed acquisitions with other entities, all of which were unsuccessful. We had a  net loss from operations of $923,238 for the six months ended January 31, 2013, of which $44,877 were incurred for professional fees, $660,000 for officer salaries, $210,000 for advertising and promotion, $7,000 for business license and fees and $ $1,361 for other operating expenses.  During the six months ended January 31, 2012, the Company incurred a net operating loss of $79,591, consisting of professional fees of $62,694, officer’s salaries of $8,750 and other operating expenses of $8,147. We are in the start-up phase of our proposed business operations.

From inception on July 6, 2009 to July 31, 2012, we incorporated the company, hired the attorney, hired an auditor and our registration statement was declared effective by the SEC. We incorporated a wholly owned subsidiary, Monar International Hong Kong Limited on December 15, 2010.  We have prepared an internal business plan. We have reserved the domain name”www.monarinc.com” and commenced construction of our web site. We have had loss from operations from inception on July 6, 2009 to January 31, 2013, of $1,165,084, consisting primarily of professional fees of $249,658, advertising and promotion of $212,126, filing fees of $10,953, travel expenses of $9,024, business licenses and fees of $7,315 and officer’s salary of $668,750.

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

On April 28, 2011, Charlie Rodriguez was appointed treasurer, principal financial officer and principal accounting officer.  Mr. Rodriguez replaced Robert Clarke in those positions. Mr. Clarke continued as president, principal executive officer, secretary, and the sole member of the board of directors.  Mr. Rodriquez was selected for the foregoing positions as a result of his past experiences with public companies.  On November 14, 2011 Mr. Rodriguez resigned as Chief Financial Officer.  Mr. Rodriguez has not expressed any disagreements with us over

Index to Financials

any financial or accounting matter. During his period with us we orally agreed with Mr. Rodriguez to pay him a monthly fee of $2,500 as his compensation.  In total $7,500 is still owed to Mr. Rodriguez for three and six months compensation up to the date of his resignation on Nov. 14, 2011. We expect to have sufficient funds to pay the compensation owed to Mr. Rodriguez over the next 3 to 4 months.

On December 7, 2012 we announced the appointment of Dr. Tri Vu Truong and Claude Pellerin to our Board of Directors.  As of the same date we appointed Dr. Truong as President and Chief Operating Officer and Mr. Pellerin as Company Secretary.

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

On August 31, 2012 we announced we had signed a non-binding Letter of Intent (LOI) to acquire the assets of Gravity Collection, Inc. (GCI) a Denver-based multi-media company.  On Sept. 3, 2012 we were informed by GCI that they were canceling the LOI.

We have been operating our Hong Kong office from a location in the Causeway Bay district as of August 2011. We have allocated $10,000 for the initial setup of the office and do not expect to exceed that amount. We do not intend to hire employees for the foreseeable future.  As of December 2012 we intend to concentrate most of our management and administration activities in Montreal, Canada and will move our head office to Montreal at a date to be determined in the near future while maintaining our Hong Kong office for our activities in Asia. Our online sales business is still in its start-up stage and we have not generated any sales to date and in January 2013 we made a decision to terminate our involvement in this business.

On November 30, 2012, we announced that we had entered into a Strategic Alliance and Distribution Agreement for M-Fuel with Ecolocap Solutions, Inc of Chicago, Illinois.  We will set up a production center in Canada for M-Fuel, the first in North America. M-Fuel is a fuel emulsion, which in tests has proven to reduce

Index to Financials

consumption of diesel fuel by up to 30% and reduce emissions by up to 80%. We are making M-Fuel the main focus of our business activities from this point onward and have terminated the development of the online furniture merchandising business.

To date we have spent nominal time designing the website, but during the past quarter we developed and implemented a re-designed web site focused on the M-fuel business.

Plan of Operation

Our plan is to develop a business based on the production and distribution of M-fuel. We believe there is good business potential in the Canadian market as well as in Southeast Asia where we hold exclusive rights for M-fuel.  As well, we believe other markets can be developed on a non-exclusive basis. We intend to develop markets for M-fuel by the following steps.

1.
We will focus on large volume potential customers for M-fuel, such as electricity generators using diesel fuel and fleet operators.  Our initial approach will be to get potential customers to test M-fuel on a limited scale to prove the effectiveness of the product.  This will be our primary focus for the next three to six months and we estimate the cost of this market development program will be between $20,000 and $30,000.

2.
We also plan to develop a full-scale production unit in Canada, likely in the Montreal area.  We will use this unit to demonstrate the economics of M-fuel production and also it will provide us with a supply of M-fuel to test with potential customers.  We estimate that we will need four to six months lead time to order and install the production unit and a further three months to debug and optimize it to the point where it is fully operational.  We estimate the cost of acquiring and installing the unit will be $250,000 and we are budgeting an additional $100,000 to fund the running in period.

3.
We anticipate that we will not be able to generate revenues until the unit is fully operational and in the first three months after operational start-up we expect that revenues will be nominal, but after that we expect to be able to scale up our revenues.

4.
We are budgeting $100,000 for business development and general operating costs over the next twelve months.  These costs are in addition to the $350,000 we require to acquire and set-up the M-fuel production unit.  We are currently seeking capital of $500,000.  Until we have sufficient capital to order the M-fuel unit we are in preliminary discussions with potential customers in Canada, Vietnam and Australia to create interest in the use of M-fuel.

5.
If we cannot raise sufficient capital we will not order the M-fuel production unit and if, after making the unit operational, we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything.

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

Index to Financials

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

As of January 31, 2013, our total assets were $11 and our total liabilities were $212,715, of which $60,215 was due to related party, 7bridge Capital Partners Limited, for cash advances and payments for operating expenses made to our attorney, auditor and accountant, transfer agent and other third parties.

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

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 5.          OTHER INFORMATION.

We failed to report the following issuances of common stock without registration on Form 8-K:

On November 26, 2012, the Company entered into a consulting agreement with Emerging Growth Corp (EGC). Per the terms of the agreement, beginning November 1, 2012, EGC will provide to the Company services related to development of an online advertising and awareness program. The services will include one six month campaign. In consideration for the services provided, the Company will pay EGC compensation in the amount of $35,000, with a $10,000 payment due upon execution of the agreement which has been paid to EGC. The Company also agreed to issue EGC 1,000,000 restricted shares of the Company’s common stock valued at $216,500 which were issued during the three months ended January 31, 2013.

During the six months ended January 31, 2013, the Company issued a total of 6,150,000 shares of common stock for salaries.  The value of salaries was $660,000 and was based on the value of the Company’s common stock on the date of issuance.

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

Index to Financials

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 18th day of March, 2013.

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