Form 10-Q/A
period 2013-01-31
MONAR INTERNATIONAL INC.
filed 2013-03-19
CIK 1470719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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
64,750,000 as of March 8, 2013.

Index to Financials

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended January 31, 2013 is to amend the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

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

Index to Financials

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of March, 2013.

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