Form 10-Q
period 2013-04-30
MONAR INTERNATIONAL INC.
filed 2013-06-14
CIK 1470719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54166

MONAR INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

NEVADA	45-3116317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7365 Carnelian St., Suite 119
Rancho Cucamonga, CA 91730
(Address of principal executive offices, including zip code)

213-985-1213
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,750,000 as of June 7, 2013.

Index

Monar International Inc.
Form 10-Q for the Quarter Ended April 30, 2013

INDEX TO FINANCIAL STATEMENTS

		Page No.

	PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of April 30, 2013 (Unaudited) and July 31, 2012.	3

	Consolidated Statements of Expenses for the three and nine months ended April 30, 2013 and 2012 and for the period from July 6, 2009 (Inception) to April 30, 2013 (Unaudited).	4

	Consolidated Statements of Cash Flows for the nine months ended April 30, 2013 and 2012 and for the period from July 6, 2009 (Inception) to April 30, 2013 (Unaudited).	5

	Notes to Consolidated Financial Statements (Unaudited).	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	12

Item 4.	Controls and Procedures.	12

	PART II. - OTHER INFORMATION

Item 1A.	Risk Factors.	13

Item 6.	Exhibits.	13

Signatures		14

Exhibit Index		15

Index

PART I – FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

MONAR INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2013	July 31, 2012
ASSETS

Cash	$74	$9
Prepaid expenses	-	344
Total current assets	74	353

TOTAL ASSETS	$74	$353

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$83,575	$69,814
Accrued salary	7,500	7,500
Advances from related party	60,376	60,549
Advances from third party	68,281	28,457
Total current liabilities	219,732	166,320

Total liabilities	219,732	166,320

Stockholders’ equity (deficit)

Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, 0 issued and outstanding	-	-

Common Stock, $0.00001 par value, 250,000,000 shares authorized, 64,750,000 and 57,600,000 issued and outstanding as of April 30, 2013 and July 31, 2012, respectively	648	576
Additional Paid-in Capital	951,902	75,474
Cumulative translation adjustment	(170)	(171)
Deficit accumulated during development stage	(1,172,038)	(241,846)

Total stockholders’ deficit	(219,658)	(165,967)

Total liabilities & stockholders’ equity	$74	$353

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Index

MONAR INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF EXPENSES
(UNAUDITED)

					From July 6,
					2009
	Three Months Ended		Nine Months Ended		(Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2013	2012	2013	2012	2013
Revenues:	$-	$-	$-	$-	$-

Expenses:
Advertising and promotion	-	3,058	210,000	3,308	212,126
Bank service charges	97	163	324	624	2,202
Business license and fees	650	-	7,650	315	7,965
Dues and subscriptions	-	39	103	39	245
Filing fees	40	615	775	1,570	10,993
Foreign currency exchange loss (gain)	-	-	-	-	(105)
Meals and entertainment	-	-	-	1,042	1,042
Office supplies and expenses	-	-	-	164	165
Officer’s salary	-	-	660,000	8,750	668,750
Postage and shipping	2	-	298	173	1,858
Professional fees	4,500	13,124	49,377	75,818	254,158
Public Relations	1,665	-	1,665	-	1,665
Rent expense	-	-	-	390	1,950
Travel expense	-	-	-	4,397	9,024
Total expenses	6,954	16,999	930,192	96,590	1,172,038

Loss from operations	(6,954)	(16,999)	(930,192)	(96,590)	(1,172,038)

Net loss	$(6,954)	$(16,999)	$(930,192)	$(96,590)	$(1,172,038)

Other comprehensive income (loss):
Foreign currency translation adjustment	-	(54)	1	(52)	(170)

Total comprehensive loss	$(6,954)	$(17,053)	$(930,191)	$(96,642)	$(1,172,208)

Net loss per share - - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	64,750,000	57,600,000	54,505,331	57,600,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Index

MONAR INTERNATIONAL INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

				From July 6,
				2009
		Nine Months Ended		(Inception) to
		April 30,	April 30,	April 30,
		2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(930,192)	$(96,590)	$(1,172,038)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued to officers		660,000	-	660,000
Stock issued for services		216,500	-	216,500
Changes in operating assets and liabilities:
Prepaid expenses and deposits		344	(161)	-
Accounts payable & accrued expenses		13,761	54,192	89,575
Accrued salary		-	8,750	7,500
Net cash used in operating activities		(39,587)	(33,809)	(198,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock to founder		-	-	50
Proceeds from advances from related party		259	34,123	103,566
Repayments of advances to related party		(432)	(325)	(43,190)
Proceeds from advances from third party		39,824	-	62,281
Proceeds from stock subscription		-	-	76,000
Net cash provided by financing activities		39,651	33,798	198,707

Effect of exchange rate on cash		1	(52)	(170)

Net increase (decrease) in cash		65	(63)	74

Cash at beginning of period		9	72	-
Cash at end of period		$74	9	74

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest		$-	$-	$-
Cash paid for income taxes		$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payments of accounts payable by a third party	$		$3,000	$6,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Index

MONAR INTERNATIONAL INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Monar International Inc. (the “Company”) was incorporated in Nevada on July 6, 2009.  On December 15, 2010, the Company incorporated a wholly owned subsidiary, Monar Hong Kong Limited (Monar HK), in Hong Kong. Monar HK had minimal activities since incorporation through April 30, 2013, and the results of its operations are included in these consolidated financial statements.  On September 2, 2011, the Company incorporated Syntas Inc, a wholly owned subsidiary, in Nevada, United States, which had not had any assets or activities from the date of its inception.  The Company subsequently decided that it did not need Syntas Inc. for its future activities and its corporate registration of with the State of Nevada was allowed to lapse.

The Company has limited operations and in accordance with FASB ASC 915-15, is considered a development stage company. The company has had no revenues from operations since its inception.

Initial operations have included organization, capital formation, target market identification, and marketing plans. The Company was originally planning to offer to the public through its website (www.monarinc.com) tasteful traditional style Chinese furniture adapted to modern needs for Asian ethnic and high end markets in North America). As of April 30, 2013, the Company has decided to cease its furniture business.

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

Index

MONAR INTERNATIONAL INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of April 30, 2013, the Company had cash and cash equivalents of $74 and working capital deficit of $219,658, which compares to $9 cash and $165,967 working capital deficit, respectively, as of July 31, 2012. The ability of the Company to emerge from the development stage is dependent upon the Company’s successful efforts to raise sufficient capital and then attaining profitable operations. The Company intends to fund operations through sales and equity financing arrangements.

For the three months ended April 30, 2013 and 2012, the Company had net operating losses of $6,954 and $16,999, respectively. For the nine months ended April 30, 2013 and 2012, the Company had net operating losses of $930,192 and $96,590, respectively.  From inception through April 30, 2013, the Company incurred a cumulative net operating loss of $1,172,038.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

To support its operations, the Company receives advances from Robert Clarke, President and Director, and 7bridge Capital Partners Limited, which is controlled by Mr. Clarke. These advances are non-interest bearing, unsecured and due on demand.

During the nine months ended April 30, 2013, the Company received $259 in advances from the related party for its operating expenses and repaid $432 of the advances. During the nine months ended April 30, 2012, the Company received $34,123 from the related party and repaid $325 of the advances.

As of April 30, 2013 and July 31, 2012, $60,376 and $60,549, respectively, were due to 7bridge and Robert Clarke for the advances.

NOTE 5 - ADVANCES FROM THIRD PARTY

On June 12, 2012, the Company entered into a loan agreement with a third party up to a maximum of $50,000. This loan is non-interest bearing and had an original maturity date of September 1, 2012, which was extended to July 31, 2013.

On November 16, 2012, the Company entered into a loan agreement with a third party. Per the terms of the agreement, the third party will advance to the Company a loan of funds and /or payment of third party expenses to a maximum of $50,000. This loan is non-interest bearing; all funds are to be repaid on or before July 31, 2013, unless the parties agree otherwise.

During the nine months ended April 30, 2013, we received advances of $39,824, which was deemed to be a part of the loans. During the nine months ended April 30, 2013, the Company did not make any payments on the loans, and as of April 30, 2013 and July 31, 2012, the balance of the loans were $68,281 and $28,457, respectively.

Index

MONAR INTERNATIONAL INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – SERVICE AGREEMENTS

On November 26, 2012, the Company entered into a consulting agreement with Emerging Growth Corp (EGC). Per the terms of the agreement, beginning November 1, 2012, EGC will provide to the Company services related to development of an online advertising and awareness program. The services will include one nine month campaign. In consideration for the services provided, the Company will pay EGC compensation in the amount of $35,000, with a $10,000 payment due upon execution of the agreement which has been paid to EGC. The Company issued EGC 1,000,000 common shares valued at $200,000.

The Company also issued 150,000 shares to individuals for services rendered valued at $16,500.

NOTE 7 – STOCKHOLDERS’ EQUITY

During the nine months ended April 30, 2013, the Company issued a total of 6,000,000 common shares for salaries.  The value of salaries were $660,000 and was based on the trading value on the date of issuance.

NOTE 8- SUBSEQUENT EVENTS

On May 1, 2013, the Company entered into a non-interest bearing line of credit agreement with National Leasing Brokerage, a related party, for up to $40,000 with a maturity date of July 31, 2013.

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

Results of operations

From Inception on July 6, 2009 to April 30, 2013

We have not generated any revenues from operations since inception. We have exhausted our cash as a result of expenses incurred in connection with proposed acquisitions with other entities, all of which were unsuccessful. We had a  net loss from operations of $930,192 for the nine months ended April 30, 2013, of which $49,377 were incurred for professional fees, $660,000 for officer salaries, $210,000 for advertising and promotion, $7,650 for business license and fees and $3,165 for other operating expenses.  During the nine months ended April 30, 2012, the Company incurred a net operating loss of $96,590, consisting of professional fees of $75,818, officer’s salaries of $8,750 and other operating expenses of $12,022. We are in the start-up phase of our proposed business operations.

From inception on July 6, 2009 to July 31, 2012, we incorporated the company, hired the attorney, hired an auditor and our registration statement was declared effective by the SEC. We incorporated a wholly owned subsidiary, Monar International Hong Kong Limited on December 15, 2010.  We have prepared an internal business plan. We have reserved the domain name”www.monarinc.com” and commenced construction of our web site. We have had loss from operations from inception on July 6, 2009 to April 30, 2013, of $1,172,038, consisting primarily of professional fees of $254,158, advertising and promotion of $212,126, filing fees of $10,993, travel expenses of $9,024, business licenses and fees of $7,965 and officer’s salary of $668,750.

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

On April 28, 2011, Charlie Rodriguez was appointed treasurer, principal financial officer and principal accounting officer.  Mr. Rodriguez replaced Robert Clarke in those positions. Mr. Clarke continued as president, principal executive officer, secretary, and the sole member of the board of directors.  Mr. Rodriquez was selected for the foregoing positions as a result of his past experiences with public companies.  On November 14, 2011, Mr. Rodriguez resigned as chief financial officer.  Mr. Rodriguez has not expressed any disagreements with us over any

Index

financial or accounting matter. During his period with us we orally agreed with Mr. Rodriguez to pay him a monthly fee of $2,500 as his compensation.  In total $7,500 is still owed to Mr. Rodriguez for three and nine months compensation up to the date of his resignation on November 14, 2011. We expect to have sufficient funds to pay the compensation owed to Mr. Rodriguez over the next 3 to 4 months.

On December 7, 2012 we announced the appointment of Dr. Tri Vu Truong and Claude Pellerin to our board of directors.  As of the same date we appointed Dr. Truong as president and chief operating officer and Mr. Pellerin as secretary.

On May 14, 2013 we announced the resignations of Dr. Tri Vu Truong and Claude Pellerin, as members of our board of directors.  On the same date, Dr. Truong resigned as president and Mr. Pellerin resigned as secretary.  Also on May 14, 2013, we announced the appointment of Roberto Roman, Jr. to our board of directors and Mr. Roman was appointed as our chief financial officer and secretary, while our chairman and chief executive officer was re-appointed as our president.

On May 5, 2011, we entered into a non-binding memorandum of understanding (MOU) with a group of shareholders of Integrated Clinical Care Corporation, a Nevada corporation (“ICC”) to acquire up to 100% of the outstanding shares of common stock of ICC in exchange for 50,000,000 restricted shares of our common stock.  ICC offers to medical practices workflow solutions that include advanced support systems at the point-of-care in the field medical/clinical services with special emphasis on the rapidly evolving practice of oncology.  On July 5, 2011 we replaced the MOU with a binding share exchange agreement with an anticipated closing date of July 31, 2011.  It subsequently proved impossible to close the contemplated transaction by July 31, 2011, nor for an extended period thereafter, and as a result, we gave formal notice to ICC on October 17, 2011 that the proposed share exchange was cancelled.

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

In order to implement the forest products business, on April 10, 2012, we entered into an agreement with Pan Pacific Group International Inc. (“PPGI”) whereby PPGI was to be paid a fee of 10% fee for negotiating logging contracts in the Republic of Suriname over a four-year period. Further, PPGI was to be paid $5.00 per cubic meter for Asia and European export logs; a $20,000 set up fee upon signing a formal agreement with us; 10% net profits on domestic log and lumber sales; and 500,000 restricted shares of our common stock.  However, market prospects for the sale of wood products to the Chinese market declined as the Chinese economy slowed through much of 2012 and no sales contracts were signed with Chinese customers.  As a result of the delay the time limit on the initial agreement with PPGI expired and the agreement became null and void.  Until late May we maintained contact with representatives of PPGI to negotiate a new agreement, but with no confirmed orders from Chinese customers we canceled our plans to enter the wood products business and also cancelled our plans to re-structure the Company.

On August 31, 2012 we announced we had signed a non-binding Letter of Intent (LOI) to acquire the assets of Gravity Collection, Inc. (GCI) a Denver-based multi-media company.  On September 3, 2012, we were informed by GCI that they were cancelling the LOI.

We have been operating our Hong Kong office from a location in the Causeway Bay district as of August 2011. We have allocated $10,000 for the initial setup of the office and do not expect to exceed that amount. We do not intend to hire employees for the foreseeable future.  As of December 2012 we intended to concentrate most of our management and administration activities in Montreal, Canada and will move our head office to Montreal at a

Index

date to be determined in the near future while maintaining our Hong Kong office for our activities in Asia. In May 2013 we concluded that we would be better positioned to develop our business internationally with a main office in the United States and concentrate our management functions at a location in the greater Los Angeles, California area.  Our online sales business is still in its start-up stage and we have not generated any sales to date.  In January 2013 we made a decision to terminate our involvement in this business.

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

1.
We will focus on large volume potential customers for M-fuel, such as electricity generators using diesel fuel and fleet operators.  Our initial approach will be to get potential customers to test M-fuel on a limited scale to prove the effectiveness of the product.  This will be our primary focus for the next three to nine months and we estimate the cost of this market development program will be between $20,000 and $30,000.

2.
We also plan to develop a full-scale production unit in Canada, likely in the Montreal area.  We will use this unit to demonstrate the economics of M-fuel production and also it will provide us with a supply of M-fuel to test with potential customers.  We estimate that we will need four to six months lead time to order and install the production unit and a further three months to debug and optimize it to the point where it is fully operational.  We estimate the cost of acquiring and installing the unit will be $250,000 and we are budgeting an additional $100,000 to fund the running in period.  We are currently seeking coastal to fund this stage of our plan of operation.

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

Index

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

To become profitable and competitive, we have to locate and negotiate agreements with users to use M-fuel in their operations.  We are in the process of locating suitable customers, but there is no assurance that we will be successful in doing so. We will also need to seek additional equity financing to provide capital if we are to grow rapidly.

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

As of April 30, 2013, our total assets were $74 and our total liabilities were $219,732, of which $60,376 was due to a related party, 7bridge Capital Partners Limited, for cash advances and payments for operating expenses made to our attorney, auditor and accountant, transfer agent and other third parties.

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

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized persons, on this 14th day of June 2013.

MONAR INTERNATIONAL INC.
(the “Registrant”)

BY:	ROBERT G. CLARKE
Robert G. Clarke
Principal Executive Officer and a member of the Board of Directors

BY:	ROBERTO ROMAN, JR.
Roberto Roman, Jr.
Principal Accounting Officer, Principal the
Financial Officer, Treasurer and a member of
Board of Directors

Index

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