Form 10-K
period 2013-07-31
MONAR INTERNATIONAL INC.
filed 2013-11-19
CIK 1470719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2013

Commission File Number:   000-54166

MONAR INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Suite 119, 7365 Carnelian St.
Rancho Cucamonga, CA 91740
 (Address of principal executive offices, including zip code)

213-985-1939
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]   NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 31, 2013: $4,800,000.

At November 12, 2013, 239,000,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.            BUSINESS.

Monar International Inc. (the “Company) was incorporated in the State of Nevada on July 6, 2009. On December 15, 2010, the Company incorporated a wholly owned subsidiary, Monar International Hong Kong Limited.  Our original business objective was to develop a website to offer to the public a tasteful traditional style Chinese furniture adapted to modern needs for Asian ethnic and high end markets in North America.  We eventually found that there was not sufficient demand for such a website to be able to operate a business profitably.

In the summer of 2013 we began to focus on business opportunities in North America, specifically in the transportation sector in the United States. In August 2013 we announced our new business focus to identify acquisition targets in transportation services. Targeted priority sectors include services such as auto/vehicle transport, drive away services (fleet re-positioning), and fleet management and operations.  On October 21, 2013 we announced that we had reached an agreement to acquire 100% of National Leasing Brokerage LLC, (NLB), a private company based in Rancho Cucamonga, CA which provides drive away services to a number of major corporations.

We have not begun operations and will not be able to commence operations until we complete the acquisition of NLB.  Our target date for completion of the NLB acquisition is mid-December 2013, but to date NLB has been behind schedule in preparing for its side of the transaction. Thus, at this time we cannot have any assurance that we will be able to complete the acquisition of NLB by our target date of Dec. 20, 2013 nor at any date thereafter.  We intend to work closely with NLB to complete this transaction if possible. Our plan of operation is forward looking and our prospects for profitability are dependent upon completing the NLB acquisition and other, yet to be identified, acquisitions in the transport sector.  In the drive away sector there are a number of smaller organizations which offer the prospect of greater operational and cost efficiencies if consolidated into a larger organization.  We are reviewing this sector to identify opportunities for potential future acquisitions.

Customer Service

We intend to provide a high level of customer service for clients in the transportation services sector because the gaining and retention of clients depends on maintaining good customer relationships and prompt response to client requests.  Personal contact with executives of client organizations is very important and responsiveness to client needs plus competitive pricing of services are keys to success.  In the case of NLB it maintains a roster of experienced contract drivers who are able to offer clients reliable operation and delivery of the client’s trucks and fleet vehicles.

Revenue

We intend to generate revenue from our proposed NLB and other potential acquisitions, all of which will provide services on a fee or contact basis.  The drive-away services (fleet repositioning) involves the provision of qualified drivers who drive vehicles to new locations as needed by clients.  It is a fee for service business and most revenue is generated under contracts with clients whereby fees for services are agreed in advance.

Competition

The transportation services sector is highly competitive.  We expect competition to continue to intensify in the future. If we are able to complete the acquisition of NLB we will immediately acquire a customer base which will include some large corporations.  Within the specific sub-sector of drive away services (i.e. fleet repositioning) NLB operates with a nationwide footprint, having 125 independent contracted licensed drivers who operate from seven depots:  two in California, plus Seattle, Phoenix, Nashville, Chicago and Boston. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources.  Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

Insurance

We do not currently maintain any insurance but will carry appropriate insurance coverage for the transportation services sector after we complete the NLB acquisition. Because we do not have any insurance, if we are made a party of a liability action, we may not have sufficient funds to defend the litigation.  If that occurs a judgment could be rendered against us, which could cause us to cease operations.

Employees; Identification of Certain Significant Employees

We are a development stage company and currently have no employees subject to any compensation plans.  Completion of the NLB acquisition will provide us with a small administrative staff, plus a contracted workforce of over 100 drivers. We intend to hire additional employees on an as needed basis.

Offices

Our principal executive office has been re-located to the same location as NLB’s offices at Suite 119, Carnelian St., Rancho Cucamonga, CA.  Our telephone number is 213-985-1939 and our registered agent for service of process is the National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701.  Our office location will become our fully functioning administrate and operational head office if we complete the acquisition of NLB. Until then we will use minimal space and have an oral agreement for office rental with a twelve month rent free period running from June 1, 2013.  We will formalize a rental agreement upon closing of the NLB acquisition.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally but, following the NLB acquisition, we would then be subject to the normal range of taxes and fees which apply to business in California and the transportation sector generally.

In addition, because our services will be provided in multiple states, other jurisdictions may claim that we are required to qualify to do business in each such state.  Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties.  It could also hamper our ability to enforce contracts in such jurisdictions.  Currently, we are qualified to do business in Nevada and are qualified to do business in Hong Kong through our wholly-owned subsidiary, Monar Hong Kong Limited.  Other than Nevada and Hong Kong, we do not believe we will have to qualify to do business in any other jurisdiction.

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

On November 30, 2012 we announced that we had entered into a Strategic Alliance and Distribution Agreement for M-Fuel with EcoloCap Solutions Inc. of Chicago, IL.  M-Fuel is a fuel-water emulsion, which tests have shown reduces consumption of diesel fuel and other heavy fuel oils.  Initially our intention was to set up a production and demonstration center in Canada, but sufficient capital could not be raised to launch this venture.  However, the M-fuel agreement created a focus on the transportation sector in the US which ultimately led to our agreement to acquire NLB. If we complete the NLB acquisition we will make a decision whether we will continue with the M-fuel project and, if so, how best to proceed.

On October 21, 2013 we announced that we had reached an agreement to acquire 100% of National Leasing Brokerage LLC, (NLB), a private company based in Rancho Cucamonga, CA which provides drive away services (fleet re-positioning) to a number of major corporations.  This acquisition has not yet closed and will not close for a number of weeks, at the earliest.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.            PROPERTIES.

None.

ITEM 3.            LEGAL PROCEEDINGS.

We are not presently a party to any litigation nor have we been informed by NLB of any litigation to which NLB is a party.

ITEM 4.            MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock commenced trading on the over-the-counter Bulletin Board on October 25, 2010.  It currently trades under the symbol “MNAI”.  Following is a table of the high bid price and the low bid price for each quarter during the last two years.

2013	High Bid	Low Bid
First Quarter, Ending October 31, 2012	$0.1500	$0.0750
Second Quarter, Ending January 31, 2013	$0.1250	$0.0500
Third Quarter, Ending April 30, 2013	$0.0375	$0.0275
Fourth Quarter, Ending July 31, 2013	$0.0275	$0.0125

2012	High Bid	Low Bid
First Quarter, Ending October 31, 2011	$0.1275	$0.0650
Second Quarter, Ending January 31, 2012	$0.1275	$0.0625
Third Quarter, Ending April 30, 2012	$0.1375	$0.0625
Fourth Quarter, Ending July 31, 2012	$0.1250	$0.1175

Holders

There are 36 holders of record for our common stock.  There are a total of 239,000,000 shares of common stock outstanding.  One of our shareholders is Robert G. Clarke, our President and sole director, who owns 180,000,000 restricted shares of our common stock.

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

Results of operations

From Inception on July 6, 2009 to July 31, 2013

We have not generated any revenues from operations since inception. We have exhausted our cash as a result of expenses incurred in connection with proposed acquisitions with other entities, all of which were unsuccessful. We had a loss from operations for the twelve months ended July 31, 2013 of $907,372, of which $18,156 was for legal fees, $3,311 was for audit fees and accounting services, $3,751 for consulting and other professional fees, $1,459 for filing fees, $-0- for travel expenses, $-0- for rent expense, $210,000 for advertising and promotion, $660,000 for officer’s salary, and $453 for bank service charges. We are in the start-up phase of our proposed business operations.

From inception on July 6, 2009 to July 31, 2013, we incorporated the company, hired the attorney, hired an auditor, and our registration statement was declared effective by the SEC. We incorporated a wholly owned subsidiary, Monar International Hong Kong Limited on December 15, 2010. We have prepared an internal business plan. We have reserved the domain name”www.monarinc.com” and commenced construction of our web site. We have had a loss from operations from inception on July 6,

2009 to July 31, 2013 of $1,149,218, of which $86,987 was for legal fees, $88,153 was for audit fees and accounting services, $54,859 for consulting and other professional fees, $11,677 for filing fees, $9,024 for travel expenses, $1,950 for rent expense, and $212,126 for advertising and promotion.

Since inception, we sold 200,000,000 shares of common stock to our sole officer and director for $50 and have collected gross proceeds under our public offering of $76,000 to July 31, 2012. Shares totaling 30,400,000 shares of common stock were issued to the subscribers to our public offering on August 17, 2010.

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

On April 28, 2011, Charlie Rodriguez was appointed treasurer, principal financial officer and principal accounting officer.  Mr. Rodriguez replaced Robert Clarke in those positions. Mr. Clarke continued as president, principal executive officer, secretary, and the sole member of the board of directors.  Mr. Rodriquez was selected for the foregoing positions as a result of his past experiences with public companies.  On November 14, 2011 Mr. Rodriguez resigned as Chief Financial Officer.  Mr. Rodriguez has not expressed any disagreements with us over any financial or accounting matter. During his period with us we orally agreed with Mr. Rodriguez to pay him a monthly fee of $2,500 as his compensation.  In total $2,500 is still owed to Mr. Rodriguez for one month’s compensation up to the date of his resignation on Nov. 14, 2011. We expect to have sufficient funds to pay the compensation owed to Mr. Rodriguez over the next 2 months.

On December 10, 2012, Dr. Tri Vu Truong was appointed as President and Chief Operating and Claude Pellerin was appointed as our to Secretary.  Also on December 10, 2012 Robert G. Clarke continued as our Chairman and Chief Executive Officer.

On May 13, 2013 we signed an agreement with Willow Cove Investment Group, Inc. of San Diego, CA to provide services to assist with various aspects of our development, particularly in the preparation and submission of an application for DTC eligibility.   Compensation to Willow Cove was $5,000 and 10,000 shares of our common stock.

On May 14, 2013, Dr. Tri Vu Truong and Claude Pellerin resigned as officers and directors of Monar International Inc.

On May 14, 2013, Roberto Roman, Jr. was appointed secretary, treasurer, principal accounting officer, principal financial officer and a member of our board of directors.  Robert Clarke continued as a member of the board of directors and on May 14, 2013 was appointed president and principal executive officer and continued as Chairman of our board of directors.

On July 17, 2013, we declared a stock dividend of 3 new shares for each 1 share held (4:1) with a record date of July 31, 2013. These additional shares were issued on August 6, 2013.

On August 16, 2013 we signed an agreement with Willow Cove Investment Group, Inc. of San Diego, CA to provide services to assist with various aspects of our ongoing corporate development, including expanding our contacts with broker-dealers and the investment community generally. Compensation to Willow Cove was 2,850,000 shares of our common stock.

Plan of Operation

In the summer of 2013 we began to focus on business opportunities in North America, specifically in the transportation sector in the United States. In August 2013 we announced our new business focus to identify acquisition targets in transportation services. Targeted priority sectors include services such as auto/vehicle transport, drive away services (fleet re-positioning), and fleet management.  On October 21, 2013 we announced that we had reached an agreement to acquire 100% of National Leasing Brokerage LLC, (NLB), a private company based in Rancho Cucamonga, CA which provides drive away services to a number of major corporations.

We have not begun operations and will not be able to commence operations until we complete the acquisition of NLB which we are targeting to do in December 2013. Our plan of operation is forward looking and there is no assurance that we will be able to complete the NLB acquisition, either in a timely manner or at all.  Our prospects for profitability are dependent upon completing the NLB acquisition and other, yet to be identified, acquisitions in the transport sector, and as such our future profitability is dependent upon our success in identifying and securing profitable opportunities in the transportation sector.

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

We issued 200,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a sale of common stock. We completed our public offering on July 8, 2010 and sold 30,400,000 shares of common stock at an offering price of $0.0025 per share to 48 individuals and raised $76,000.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MONAR INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Monar International, Inc.
(A Development Stage Company)
Hong Kong, China

We have audited the consolidated balance sheets of Monar International, Inc. and its subsidiary (collectively, the “Company”) as of July 31, 2013 and 2012, and the related consolidated statements of expenses, changes in stockholders’ deficit, and cash flows for the years then ended and for the period from July 6, 2009 (inception) through July 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monar International, Inc. and its subsidiary as of July 31, 2013 and 2012, and the results of their operations, and their cash flows for the years then ended and for the period from July 6, 2009 (inception) through July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficit, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

November 15, 2013

Monar International Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	July 31, 2013	July 31, 2012
ASSETS
Current assets:
Cash	$74	$9
Prepaid expenses	-	344
Total current assets	74	353

TOTAL ASSETS	$74	$353

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$42,193	$69,814
Accrued salary	2,500	7,500
Advances from related parties	60,835	60,549
Advances from third parties	91,385	28,457
Total current liabilities	196,913	166,320

Total liabilities	196,913	166,320

Stockholders’ deficit
Preferred stock: $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.00001 par value, 250,000,000 shares authorized, 239,000,000 and 57,600,000 shares issued and outstanding as of July 31, 2013 and July 31, 2012, respectively	2,390	576
Additional paid-in capital	950,160	75,474
Cumulative translation adjustment	(171)	(171)
Deficit accumulated during development stage	(1,149,218)	(241,846)
Total stockholders’ deficit	(196,839)	(165,967)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$74	$353

The accompanying notes are an integral part of these audited consolidated financial statements.

Monar International Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
For the Years Ended July 31, 2013 and July 31, 2012 and
For the Period From July 6, 2009 (Inception) to July 31, 2013

			From July 6, 2009
	Year Ended		(Inception) to
	July 31,		July 31,
	2013	2012	2013

Revenues	$-	$-	$-

Expenses:
Professional fees	25,219	101,419	230,000
Officer’s salary	660,000	8,750	668,750
Filing fees	1,459	4,022	11,677
Travel expenses	-	4,395	9,024
Meals and entertainment	-	1,042	1,042
Rent expense	-	390	1,950
Advertising and promotion	210,000	1,386	212,126
Office supplies and expenses	-	165	165
Dues and subscriptions	103	142	245
Business license and fees	8,175	315	8,490
Postage and shipping	298	1,560	1,858
Foreign currency exchange loss (gain)	-	(105)	(105)
Public relations	1,665	-	1,665
Bank service charges	453	972	2,331
Total expenses	907,372	124,453	1,149,218

Loss from operations	(907,372)	(124,453)	(1,149,218)

Net loss	$(907,372)	$(124,453)	$(1,149,218)

Other comprehensive income (loss)
Foreign currency translation adjustment	-	(118)	(171)
Total comprehensive loss	$(907,372)	$(124,571)	$(1,149,389)

Net loss per share--basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding-- basic and diluted	227,108,791	230,400,000

The accompanying notes are an integral part of these audited consolidated financial statements.

Monar International Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period from July 6, 2009 (Inception) to July 31, 2013

					Deficit
					Accumulated
		Common	Additional	Cumulative	During
	Common	Stock	Paid-in	Translation	Development
	Stock	Amount	Capital	Adjustments	Stage	Total

Balance, July 6, 2009 (inception)	-	$-	$-	$-	$-	$-

Stock issued for cash	200,000,000	2,000	(1,950)	-	-	50

Net loss, July 31, 2009	-	-	-	-	(16,588)	(16,588)

Balance, July 31, 2009	200,000,000	2,000	(1,950)	-	(16,588)	(16,538)

Stock issued for cash	30,400,000	304	75,696	-	-	76,000

Net loss, July 31, 2010	-	-	-	-	(28,063)	(28,063)

Foreign currency translation	-	-	-	(20)	-	(20)

Balance, July 31, 2010	230,400,000	2,304	73,746	(20)	(44,651)	31,379

Net loss, July 31, 2011	-	-	-	-	(72,742)	(72,742)

Foreign currency translation	-	-	-	(33)	-	(33)

Balance, July 31, 2011	230,400,000	2,304	73,746	(53)	(117,393)	(41,396)

Net loss, July 31, 2012	-	-	-	-	(124,453)	(124,453)

Foreign currency translation	-	-	-	(118)	-	(118)

Balance, July 31, 2012	230,400,000	2,304	73,746	(171)	(241,846)	(165,967)

Stock issued for officers’ salaries	24,000,000	240	659,760	-	-	660,000

Stock issued for services	4,600,000	46	216,454	-	-	216,500

Shares cancellation	(20,000,000)	(200)	200	-	-	-

Net loss, July 31, 2013	-	-	-	-	(907,372)	(907,372)

Balance, July 31, 2013	239,000,000	$2,390	$950,160	$(171)	$(1,149,218)	$(196,839)

The accompanying notes are an integral part of these audited consolidated financial statements.

Monar International Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended July 31, 2013 and July 31, 2012 and
For the Period from July 6, 2009 (Inception) to July 31, 2013

	Year Ended		From July 6, 2009
	July 31,		(Inception) to
	2013	2012	July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(907,372)	$(124,453)	$(1,149,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to officers	660,000	-	660,000
Stock issued for services	216,500	-	216,500
Changes in operating assets and liabilities:
Prepaid expenses and deposits	344	(136)	-
Accounts payable and accrued expenses	35,307	63,079	111,121
Accrued salary	(5,000)	7,500	2,500
Net cash used in operating activities	(221)	(54,010)	(159,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock to founder	-	-	50
Proceeds from advances from related parties	1,209	36,168	104,516
Repayments of advances to related parties	(923)	(4,560)	(43,681)
Proceeds from advances from third parties	-	22,457	22,457
Proceeds from stock subscription	-	-	76,000
Net cash provided by financing activities	286	54,065	159,342

EFFECT OF EXCHANGE RATE ON CASH	-	(118)	(171)

NET CHANGE IN CASH AND CASH EQUIVALENTS	65	(63)	74

CASH AT BEGINNING OF PERIOD	9	72	-

CASH AT END OF PERIOD	$74	$9	$74

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock cancellation	$200	$-	$200
Payments of accounts payable by a third party	$62,928	$6,000	$68,928

The accompanying notes are an integral part of these audited consolidated financial statements.

MONAR INTERNATIONAL INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Monar International Inc. (the “Company”) was incorporated in Nevada on July 6, 2009.  On December 15, 2010, the Company incorporated a wholly owned subsidiary, Monar Hong Kong Limited (“Monar HK”), in Hong Kong.  Monar HK had minimal activities since incorporation through July 31, 2013, and the results of its operations are included in these consolidated financial statements.  On September 2, 2011, the Company incorporated Syntas Inc, a wholly owned subsidiary, in Nevada, United States, which had no assets or activity since the date of its inception.  The Company subsequently decided that it did not need Syntas Inc. for its future activities, and its corporate registration with the State of Nevada was allowed to lapse.

The Company has limited operations, and in accordance with FASB ASC 915-15, is considered a development stage company.  The Company has had no revenues from operations since its inception.

Initial operations have included organization, capital formation, target market identification, and marketing plans.  The Company had originally planned to offer to the public, through its website (www.monarinc.com), tasteful, traditional style Chinese furniture, adapted to modern needs for Asian ethnic and high-end markets in North America.  In April 2013, the Company decided to cease its furniture business.

Effective July 31, 2013, Company’s board of directors approved the payment of a stock dividend of the Company’s common stock on the basis of three additional shares for each one share of common stock issued and outstanding (4:1 common stock dividend).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

a)         Cash and Cash Equivalents

Cash consists of cash on deposit with maturities less than three months at a major financial institution.

b)         Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

c)         Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, prepaid expenses, accounts payable and advances from related and third parties, approximate their fair value due to the short maturity of these instruments.  The Company’s operations are outside the United States and some of its assets and liabilities have exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

e)         Foreign Currency Translation

The Company’s foreign operations use the U.S. dollar as the functional currency.  Accordingly, non-U.S. dollar transactions are re-measured to U.S. dollars using current rates of exchange for monetary assets and liabilities, and historical rates of exchange for nonmonetary assets and related elements of expense.  Revenue and expense elements are re-measured using average rates for the reporting period.

f)          Basic and Diluted Net Loss per Share

The Company reports loss per share in accordance with ASC 260, “Earnings per Share.”  Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period (none for the periods presented).  The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities as of July 31, 2013.

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

At July 31, 2013, the Company had cash and cash equivalents of $74 and working capital deficit of $196,839, which compares to $9 cash and $165,967 working capital deficit as of July 31, 2012.  The ability of the Company to emerge from the development stage is dependent upon the Company’s successful efforts to raise sufficient capital, and then attaining profitable operations.  The Company intends to fund operations through sales and equity financing arrangements.

For the year ended July 31, 2013 and 2012, the Company had net operating losses of $907,372 and $124,453.  From inception through July 31, 2013, the Company incurred a cumulative net operating loss of $1,149,218.

The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan, and that it will require additional cash resources during 2013 based on its current operating  plan and conditions.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RECLASSIFICATIONS

During the year ended July 31, 2012, the Company accrued salaries of $7,500 to Mr. Rodriguez, the Company’s Principal Accounting and Financial Officer and Treasurer.  Mr. Rodriguez resigned from his position in November of 2011, and is no longer deemed to be a related party.  The entire amount of accrued salaries of $7,500 due to Mr. Rodriguez as of July 31, 2012 was reclassified as being due to unrelated party.  Payments were made to Mr. Rodriguez during the 2013 fiscal year by a third party, and as of July 31, 2013, the amount due to Mr. Rodriguez was $2,500.

NOTE 5 – RELATED PARTY TRANSACTIONS

To support its operations, the Company receives advances from Robert Clarke, President and sole Director, and 7bridge Capital Partners Limited, which is controlled by Mr. Clarke.  These advances are non-interest bearing, unsecured, and due on demand.

During the year ended July 31, 2013, the Company received $1,209 in cash advances from 7bridge Capital Partners Limited/Robert Clarke for its operating expenses, and repaid $923 of the advances.  During the year ended July 31, 2012, the Company received $36,168 from 7bridge Capital Partners Limited/Robert Clarke, and repaid $4,561 of the advances.

As of July 31, 2013 and July 31, 2012, $60,835 and $60,549, respectively, were due to the related party above for cash advances.  All the reimbursements owed to the President and sole Director of the Company will go to 7Bridge Capital Partners Limited.

On July 31, 2013, the Company entered into a loan agreement to support its operations, which was effective as of May 1, 2013.  Per the terms of the agreement, the lender will advance to the Company a loan of funds and/or payment of third party expenses to a maximum of $40,000.  This loan is non-interest bearing, and all funds are to be repaid on or before December 31, 2013, unless the parties agree otherwise.  The Company’s Chief Financial Officer provides consulting services to the lender.  During the fiscal year, the third party paid expenses of $23,104 on behalf of the Company, which was deemed to be a part of the loan.  During the fiscal year, the Company did not make any payments on the loan, and as of July 31, 2013, the balance of the loan was $23,104.

NOTE 6 – ADVANCES FROM THIRD PARTIES

On June 12, 2012, the Company entered into a loan agreement with a third party for up to a maximum of $50,000.  This loan is non-interest bearing and had an original maturity date of September 1, 2012, which was ultimately extended to December 31, 2013.

On November 16, 2012, the Company entered into a loan agreement with a third party.  Per the terms of the agreement, the third party will advance to the Company a loan of funds and/or payment of third party expenses to a maximum of $50,000.  This loan is non-interest bearing, and all funds were to be repaid on or before January 31, 2013, unless the parties agreed otherwise.  The maturity date was ultimately extended to December 31, 2013.

During the fiscal year, third parties paid expenses of $62,928 on behalf of the Company, which was deemed to be a part of the loans.  During the fiscal year, the Company did not make any payments on the loans, and as of July 31, 2013 and July 31, 2012, the balance of the loans were $68,281 and $28,457, respectively.

NOTE 7 – INCOME TAXES

The Company has tax losses that may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards, which expire beginning the year 2031, are offset by a valuation allowance due to the uncertainty of profitable operations in the future.  During the years ended July 31, 2013 and 2012, the Company had net operating losses of $907,372 and $124,453.  The cumulative net operating loss carry forward as of July 31, 2013 was $1,149,218.  The statutory tax rate for fiscal years 2013, 2012, and 2011 is 35%.  The significant components of the deferred tax asset as of July 31, 2013 and 2012 are as follows:

	2013	2012

Net operating loss carry forwards	$402,226	$84,646
Less: Valuation allowance	(402,226)	(84,646)
Net deferred tax asset	$-	$-

NOTE 8 – STOCKHOLDERS’ EQUITY

During the fiscal year, the Company issued a total of 24,000,000 common shares (post 4:1 common stock dividend) for salaries.  The value of salaries were $660,000 and was based on the trading value on the date of agreement.

The Company also issued 600,000 (post 4:1 common stock dividend) common shares to consultants valued at $16,500 based on the trading value on the date of the agreement.

On November 26, 2012, the Company entered into a consulting agreement with Emerging Growth Corp (EGC).  Per the terms of the agreement, beginning November 1, 2012, EGC provided services related to development of an online advertising and awareness program.  The services will include one nine-month campaign.  In consideration for the services provided, the Company issued EGC 4,000,000 common shares (post 4:1 common stock dividend) valued at $200,000.

NOTE 9 – SUBSEQUENT EVENTS

On August 16, 2013, the Company signed an agreement with a third party to provide services to assist with various aspects of its ongoing corporate development, including expanding its contacts with broker-dealers and within the investment community in general.  The Company issued 2,850,000 common shares valued at $285,000 based on the trading value on the date of the agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our consolidated financial statements for the period from inception to July 31, 2013, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of July 31, 2013, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2013 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The names, addresses, ages and positions of our officers and directors are set forth below:

Name and Address	Age	Position(s)

Robert Clarke	69	president, principal executive officer,
Suite 1103, United Success Commercial Centre		and member of the board of directors
508 Jaffe Road
Causeway Bay, Hong Kong, China
Hong Kong, China

Roberto Roman, Jr.	46	principal accounting officer, principal
Suite 119, 7365 Carnelian St.		financial officer, treasurer, secretary and
Rancho Cucamonga, CA 91740		member of the board of directors

The persons named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

On December 10, 2012. Dr. Tri Vu Truong was appointed as President and Chief Operating and Claude Pellerin was appointed as our to Secretary.  Also on December 10, 2012 Robert G. Clarke continued as our Chairman and Chief Executive Officer.

On May 14, 2013, Dr. Tri Vu Truong and Claude Pellerin resigned as officers and directors of Monar International Inc.

On May 14, 2013, Roberto Roman, Jr. was appointed secretary, treasurer, principal accounting officer, principal financial officer and a member of our board of directors.

Robert Clarke continued as a member of the board of directors and on May 14, 2013 was appointed president and principal executive officer and continued as Chairman of our board of directors.

Our current board of directors consists of Robert Clarke and Roberto Roman, Jr. who also are our only officers.

ROBERTO ROMAN, JR.

Education

Bachelor of Science, Major Accounting: California State University, Los Angeles 1990-1996
United States Marine Corps M.O.S # 7501 Search and Rescue Specialist 1985-1990
Bishop Mora Salesian High School Roman Catholic 1981-1985
Queen of Angeles Seminary Roman Catholic Priesthood 1980-1981

Experience

R and R Management Consultants Inc.   (Private Sector)      Accountant August  2009 - Present

A professional Accounting and F/C Bookkeeping Firm. To Instruct/Educate Clients on Balance sheets, Income Statements, Financial Statements Budgets Forecasting/SBA Loans/Grants/Tax Debt Projections, A/R Credit inquiries Reconstruct and Implement Internal Controls, Procedures, Customer Service Internal Auditing, Cost Accounting, A/P, Vouchers, Purchase Orders Introduce and Implement Accounting software, Design specific Management Reports Complete and submit tax remittance (Sales) Financial analysis, financial audits, G/L. A/R, A/P, fixed-asset accounting in accordance with GAAP standards. Developed  Multi-Company GL’s.  Prepare Corporate1120 Tax Returns and Personnel Tax Returns.

Kentmaster Manufacturing Inc.   (Private Sector)         Controller June 2006 - August 2009

A Manufacturer of Slaughtering Machines. Developed Cost strategies, analysis and capabilities based on accounting manufacturing principals. Create sales, Promotions and Incentives using Rebates, moving slower products and earning interest on revenue received. Roadmaps for manufacturing, production planning, quality, shop floor automation. . Reviewed and analyze the effectiveness and efficiency of existing processes and systems and develop strategies for improving Production. G/L, A/R, and A/P.

Los Angeles Business Journal      (Private Sector)          Controller November 2004- June 2006

A Weekly Publication Finance Newspaper. Delivered cost savings by initiating expense analysis of internal controls, which uncovered overpayments of 125k. Year End, Quarterly, Monthly Financial Reporting, Financial Analysis, Budgets and Forecasts, Balance and Income Statements, Payable and Receivables Reconciliation, Audit Payroll Journal and Journal Entries.

Digital Variable Printing Inc.      (Private Sector)    Controller March  2003- November 2004

A Digital Printing Company. Instruct/Educate Client on Balance sheets, Income Statements, Financial Statements Budgets/Forecasting. Supervise Office Staff and oversee all Financial and Operation analysis, financial audits, G/L, A/R, A/P and fixed-asset accounting in accordance with GAAP standards. Develop and manage external financial relationships (e.g., banks, insurers, auditors) and constantly look for ways to strengthen overall financial performance.

ROBERT CLARKE

Since our inception on July 6, 2009, Robert Clarke has been a member of our board of directors.  From July 6, 2006 through December 4, 2012, Mr. Clarke was our president, principal executive officer, and secretary.  From July 6, 2009 to May 14, 2013, Mr. Clarke was our treasurer, principal accounting officer and principal financial officer. From July 2008 to June 2009, Mr. Clarke was Chairman and a Director of Ecolocap Solutions Inc., a Nevada corporation located in Montreal, Quebec. Ecolocap is engaged in the business of providing services and products related to the reduction of greenhouse gases. Ecolocap’s common stock is traded on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol ECOS. From July 15, 2008 to June 16, 2009, Mr. Clarke was a member of the Board of Directors of Tiger Renewable Energy, Ltd., and from September 12, 2008 to June 4, 2009, he was President and CEO. After Mr. Clarke resigned, Tiger Renewable Energy, Ltd changed its name to Cono Italiano, Inc. and is currently in the business of marketing Italian food products with its principal place of business located in Keyport, New Jersey. Cono Italiano is currently a development stage company and is traded on the Bulletin Board under the symbol CNOZ. Since June 2000, Mr. Clarke has been Chairman of 7bridge Capital, a private venture capital group in Hong Kong. Prior to moving to Hong Kong Mr. Clarke was based in Vancouver, BC and played a key role in the start-up and financing of several Canadian and United States companies in the high technology and telecommunications sectors. Since mid 2001 he has been based in Hong Kong and involved in private and public companies, with a particular emphasis on the development of China opportunities. Prior to moving to Hong Kong in June 2001, Mr. Clarke served as a Director and as President and Chief Executive Officer of Waverider Communications Inc. from January 1997 to December 1997. He was a Director and Chairman of TEK Digitel Corp. from June 1998 until September 1999. Mr. Clarke also served as the Chairman of the Board of Directors of ePhone Telecom Inc. from April 1999 until July 21, 2000. He rejoined the ePhone Board on December 1, 2000 once again becoming Chairman, which position he held until September 12, 2002. He resigned from the ePhone Board on December 30, 2002. He also served as the Chief Executive Officer of ePhone from June 3, 1999 to April 1, 2000 and again from December 1, 2000 to July 1, 2002. For three periods: June 3, 1999 to August 8, 1999; March 9, 2000 to April 1, 2000; and December 1, 2000 to April 1, 2001 he also served as President. Mr. Clarke has also been Director and Chairman of the Board of Directors of Manaris Corporation (formerly C-Chip Technologies Corporation) from January 2003 to August 23, 2006 on which date resigned as both Chairman and a director. Mr. Clarke was a director of L&L International Holdings, Inc. from Sept. 11, 2004 to March 4, 2005. L&L was later renamed to L&L Energy, Inc. and trades on the Nasdaq Global Market (LLEN). Mr. Clarke has also been Chairman of Cardtrend International Inc. (now known as Mezabay International Inc.) since Oct. 2, 1998, except for a period from Dec. 17, 2004 to Oct. 5, 2005, until resigning January 23, 2008. He also served a Chief Executive Officer of Cardtrend (then called Asia Payment Systems Inc.) from Oct. 15, 2005 until May 22, 2006. Cardtrend International Inc. is now known as Mezabay International Inc.

During the past ten years, Messrs. Roman, Jr. and Clarke have not been the subject of the following events:

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

Neither Messrs. Roman or Clarke are parties to any agreements with us to award any compensation to them. Further, Mr. Roman, Jr. does not own any shares of our common stock and there are no plans to issue him any shares of our common stock.  Mr. Roman, Jr. does not have any family relationship with Mr. Clarke.  Mr. Roman, Jr. was appointed to our board of directors based upon his accounting experience.

Conflict of Interest

We believe neither Mr. Clarke nor Mr. Roman is subject to any conflict of interest.  No policy has been implemented or will be implemented to address conflicts of interest.

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

ITEM 11.          EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three years through July 31, 2013, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Executive Officer Compensation Table
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Robert Clarke	2013	0	0	0	0	0	0	0	0
President, CEO	2012	0	0	0	0	0	0	0	0

Roberto Roman, Jr.	2013	0	0	0	0	0	0	0	0
CFO	2012	0	0	0	0	0	0	0	0

Claude Pellerin	2013	0	0	0	0	0	0	0	0
Former Secretary	2012	0	0	0	0	0	0	0	0

Tri Vu Truong	2013	0	0	0	0	0	0	0	0
Former President	2012	0	0	0	0	0	0	0	0

Charlie Rodriguez	2013	0	0	0	0	0	0	0	0
Former CEO resigned 11/14/11	2012	0	0	0	0	0	0	0	0

As of the date hereof, we have not entered into employment contracts with our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

The following table sets forth information with respect to compensation paid by us to our directors during the 2013 completed fiscal year. Our fiscal year end is July 31.

Director’s Compensation Table
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Robert Clarke	0	0	0	0	0	0	0
Roberto Roman, Jr.	0	0	0	0	0	0	0
Dr. Tri Vu Truong	0	0	0	0	0	0	0
Claude Pellerin	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.

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

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our  directors, officers and key employees, individually and as a group, and the present owner of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership	Shares Owned	Ownership
Robert Clarke	180,000,000	75.3%
Suite 1103, United Success Commercial Centre
508 Jaffe Road, Causeway Bay
Hong Kong, China

All officers and directors as a group	180,000,000	75.3%
(1 person)

Future sales by existing stockholders

A total of 50,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold by affiliates, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition, provided the Company was not a shell company when the shares were issued or prior thereto.  A shell company is a corporation with no or nominal assets or its assets consist solely of cash and no or nominal operations.  Accordingly, Mr. Clarke, our controlling shareholder, may not resell his shares under Rule 144 of the Act for a period on one year from the date we are no longer a shell company and we have filed a Form 8-K with the SEC and disclosed the information required by Item 5.06 thereof.

Shares purchased in the public offering are immediately resalable. The resale of shares could have a depressive effect on the market price should a market develop for our common stock.  There is no assurance a market will ever develop for our common stock.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are 36 holders of record for our common stock, of which the largest record holder is one of our officers and directors, Robert Clarke, who owns 180,000,000 restricted shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On July 6, 2009, we issued a total of 5,000,000 shares of restricted common stock to Robert Clarke, our sole officer and director in consideration of $50.

Further, 7 Bridge Capital Partners Limited, a consulting firm of which Mr. Clarke is a director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs.  As of July 31, 2013, 7 Bridge Capital Partners Limited, advanced us $60,549. There is no due date for the repayment of the funds advanced by 7bridge.  There is no written agreement evidencing the advancement of funds by 7bridge or the repayment of the funds to 7bridge.  The entire transaction was oral.

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

2013	$3,311	MaloneBailey, LLP
2012	$8,100	MaloneBailey, LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$0	MaloneBailey, LLP
2012	$0	MaloneBailey, LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$0	MaloneBailey, LLP
2012	$0	MaloneBailey, LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0	MaloneBailey, LLP
2012	$23,030	MaloneBailey, LLP

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

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/26/09	3.2

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.	10-K	10/27/10	14.1

21.1	Subsidiary of the Registrant.	10-K	10/31/11	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	10/27/10	99.2

99.3	Disclosure Committee Charter.	10-K	10/27/10	99.3

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of November, 2013.

MONAR INTERNATIONAL INC.
(the “Registrant”)

BY:	ROBERT G. CLARKE
Robert G. Clarke
President, Principal Executive Officer and member of the Board of Directors

BY:	ROBERTO ROMAN, Jr.
Roberto Roman, Jr.
Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following people on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

ROBERT G. CLARKE	President, Principal Executive Officer,	November 18, 2013
Robert G. Clarke	and member of the Board of Directors

ROBERTO ROMAN, Jr.	Principal Financial Officer, Principal Accounting	November 18, 2013
Roberto Roman, Jr.	Officer, Secretary, Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/26/09	3.2

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.	10-K	10/27/10	14.1

21.1	Subsidiary of the Registrant.	10-K	10/31/11	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	10/27/10	99.2

99.3	Disclosure Committee Charter.	10-K	10/27/10	99.3

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.