Form 10-Q
period 2013-10-31
MONAR INTERNATIONAL INC.
filed 2013-12-23
CIK 1470719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 239,000,000 as of December 23, 2013.

Index

Monar International Inc.

Form 10-Q for the Quarter Ended October 31, 2013

INDEX TO FINANCIAL STATEMENTS

		Page No.

	PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of October 31, 2013 (Unaudited) and July 31, 2013.	4

	Consolidated Statements of Expenses for the three months ended October 31, 2013 and 2012 and for the period from July 6, 2009 (Inception) to October 31, 2013 (Unaudited).	5

	Consolidated Statements of Cash Flows for the three months ended October 31, 2013 and 2012 and for the period from July 6, 2009 (Inception) to October 31, 2013 (Unaudited).	6

	Notes to Consolidated Financial Statements (Unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	13

Item 4.	Controls and Procedures.	13

	PART II. - OTHER INFORMATION

Item 1A.	Risk Factors.	14

Item 6.	Exhibits.	14

Signatures		15

Exhibit Index		16

Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Index

MONAR INTERNATIONAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2013	July 31, 2013
ASSETS
Current assets:
Cash	$68	$74
Total current assets	68	74

TOTAL ASSETS	$68	$74

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$40,719	$42,193
Accrued salary	2,500	2,500
Advances from related parties	64,719	60,835
Advances from third parties	96,640	91,385
Total current liabilities	204,578	196,913

Total liabilities	204,578	196,913

Stockholders’ deficit
Preferred stock: $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.00001 par value, 250,000,000 shares authorized, 239,000,000 shares issued and outstanding as of October 31, 2013 and July 31, 2013, respectively	2,390	2,390
Additional paid-in capital	1,235,160	950,160
Cumulative translation adjustment	(171)	(171)
Deficit accumulated during development stage	(1,441,889)	(1,149,218)
Total stockholders’ deficit	(204,510)	(196,839)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$68	$74

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Index

MONAR INTERNATIONAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF EXPENSES

(UNAUDITED)

			From July 6, 2009
	Three Months Ended		(Inception) to
	October 31,		October 31,
	2013	2012	2013
Revenues	$-	$-	$-

Expenses:
Professional fees	287,341	9,239	517,341
Officer’s salary	-	-	668,750
Filing fees	5,098	700	16,775
Travel expenses	-	-	9,024
Meals and entertainment	-	-	1,042
Rent expense	-	-	1,950
Advertising and promotion	-	-	212,126
Office supplies and expenses	-	-	165
Dues and subscriptions	-	103	245
Business license and fees	-	7,000	8,490
Postage and shipping	-	-	1,858
Foreign currency exchange loss (gain)	-	-	(105)
Public relations	-	-	1,665
Bank service charges	232	131	2,563
Total expenses	292,671	17,173	1,441,889

Loss from operations	(292,671)	(17,173)	(1,441,889)

Net loss	$(292,671)	$(17,173)	$(1,441,889)

Other comprehensive income (loss)
Foreign currency translation adjustment	-	1	(171)
Total comprehensive loss	$(292,671)	$(17,172)	$(1,442,060)

Net loss per share--basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding-- basic and diluted	239,000,000	230,400,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Index

MONAR INTERNATIONAL INC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended		From July 6, 2009
	October 31,		(Inception) to
	2013	2012	October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(292,671)	$(17,173)	$(1,441,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to officers	-	-	660,000
Stock issued for services	285,000	-	501,500
Changes in operating assets and liabilities:
Prepaid expenses and deposits	-	181	-
Accounts payable and accrued expenses	3,781	13,431	114,902
Accrued salary	-	-	2,500
Net cash used in operating activities	(3,890)	(3,561)	(162,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock to founder	-	-	50
Proceeds from advances from related parties	3,884	491	108,400
Repayments of advances to related parties	-	(923)	(43,681)
Proceeds from advances from third parties		3,993	22,457
Proceeds from stock subscription	-	-	76,000
Net cash provided by financing activities	3,884	3,561	163,226

EFFECT OF EXCHANGE RATE ON CASH	-	1	(171)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6)	1	68

CASH AT BEGINNING OF PERIOD	74	9	-

CASH AT END OF PERIOD	$68	$10	$68

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock cancellation	$-	$-	$200
Payments of accounts payable by a third party	$5,255	$-	$74,183

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Index

MONAR INTERNATIONAL INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Monar International Inc. (the “Company”) was incorporated in Nevada on July 6, 2009.  On December 15, 2010, the Company incorporated a wholly owned subsidiary, Monar Hong Kong Limited (“Monar HK”), in Hong Kong.  Monar HK had minimal activities since incorporation through October 31, 2013, and the results of its operations are included in these consolidated financial statements.  On September 2, 2011, the Company incorporated Syntas Inc, a wholly owned subsidiary, in Nevada, United States, which had no assets or activity since the date of its inception.  The Company subsequently decided that it did not need Syntas Inc. for its future activities, and its corporate registration with the State of Nevada was allowed to lapse.

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

Effective July 31, 2013, the Company’s board of directors approved the payment of a stock dividend of the Company’s common stock on the basis of three additional shares for each one share of common stock issued and outstanding (4:1 common stock dividend).

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Financial Report on Form 10-K for the fiscal year ended July 31, 2013, as filed with the SEC.

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

At October 31, 2013, the Company had cash and cash equivalents of $68 and a working capital deficit of $204,510, which compares to $74 of cash and a $196,839 working capital deficit as of July 31, 2013.  The ability of the Company to emerge from the development stage is dependent upon the Company’s successful efforts to raise sufficient capital, and then attaining profitable operations.  The Company intends to fund operations through sales and equity financing arrangements.

For the three months ended October 31, 2013 and 2012, the Company had net operating losses of $292,671 and $17,173.  From inception through October 31, 2013, the Company incurred a cumulative net operating loss of $1,441,889.

The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan, and that it will require additional cash resources during 2013 and 2014 based on its current operating  plan and conditions.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

To support its operations, the Company receives advances from Robert Clarke, President and sole Director, and 7bridge Capital Partners Limited, which is controlled by Mr. Clarke.  These advances are non-interest bearing, unsecured, and due on demand.

During the three months ended October 31, 2013, the Company received $3,884 in advances from the related party for its operating expenses and repaid none of the advances.  During the three months ended October 31, 2012, the Company received $491 from the related party and repaid $923 of the advances.

As of October 31, 2013 and July 31, 2013, $64,719 and $60,835, respectively, were due to 7bridge Capital Partners Limited and Robert Clarke for the advances.

NOTE 5 - ADVANCES FROM THIRD PARTIES

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

Index

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

During the three months ended October 31, 2013, the third party paid $5,255 in accounts payable on behalf of the Company. The Company has made no repayments.  During the three months ended October 31, 2012, the Company received $3,993 from the third parties and repaid none of the advances.

As of October 31, 2013 and July 31, 2013, $96,640 and $91,385, respectively, were due to the third parties for the advances.

NOTE 6 - STOCKHOLDERS’ EQUITY

On August 16, 2013, the Company signed an agreement with a third party to provide services to assist with various aspects of its ongoing corporate development, including expanding its contacts with broker-dealers and within the investment community in general.  The Company transferred 2,850,000 common shares valued at $285,000 based on the trading value on the date of the agreement.  The shares were transferred from another third party to the aforementioned services provider as an act of “good faith” in an effort to ensure that the Company is successful in its future business ventures, and therefore, the Company will be able to repay to the third party transferor certain outstanding advances.  The Company will be able to repay, at a date not yet determined, the outstanding advances to the third party transferor.

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

Results of operations

From Inception on July 6, 2009  to October 31, 2013

We have not generated any revenues from operations since inception. We have exhausted our cash as a result of expenses incurred in connection with proposed acquisitions with other entities, all of which were unsuccessful. We had a  net loss from operations of $292,671 for the three months ended October 31, 2013, of which $287,341 were incurred for professional fees, $5,098 for filing fees, and $232 for bank service charges.   We are in the start-up phase of our proposed business operations.

From inception on July 6, 2009 to October 31, 2013, we incorporated the Company, hired an attorney, hired an auditor, and our registration statement was declared effective by the SEC. We incorporated a wholly owned subsidiary, Monar International Hong Kong Limited on December 15, 2010. We have prepared an internal business plan. We have reserved the domain name”www.monarinc.com” and commenced construction of our website. We have had loss from operations from inception on July 6, 2009 to October 31, 2013, of $1,441,889, consisting primarily of professional fees of $517,341, officer’s salary of $668,750, and advertising and promotion of $212,126.

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

On January 24, 2011, our Board of Directors approved an increase in authorized capital from 100,000,000 common shares to 250,000,000 common shares. This increase was approved by written consent of our majority shareholder, Robert Clarke, our President, who holds approximately 86.81% of our common stock. All shareholders at the record date of February 1, 2011 were notified by mail of the increase in authorized capital when it became effective.

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

Index

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

On October 21, 2013 we announced that we had reached an agreement to acquire 100% of National Leasing Brokerage LLC, (NLB), a private company based in Rancho Cucamonga, CA which provides drive away services (fleet re-positioning) to a number of major corporations.  This acquisition has not yet closed as the agreed closing date of Dec. 20, 2013 has passed without the provision by NLB of the required audited financial statements and other closing documentation. We intend to review this situation with NLB early in January to determine the best course of action for both parties, but there is no assurance that we will reach a new agreement.  Thus the NLB acquisition will not close for a number of weeks, at the earliest, and there can be no assurance that the acquisition will ever close.

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

Index

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

As of October 31, 2013, our total assets were $68 and our total liabilities were $204,578, of which $35,831 was from DT Crystal Holdings Ltd. for payments made to our attorney, auditor, accountant, and transfer agent. $32,450 was from Capex Investment Ltd. for payments made to our attorney, and $28,359 was from National Leasing Brokerage for payments made to our attorney, auditor, accountant, transfer agent, and to the State of Nevada.

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

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.  EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/26/09	3.2

3.3	Amended Articles of Incorporation.	10-Q	3/16/11	3.1

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.	10-K	10/27/10	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	10/27/10	99.2

99.3	Disclosure Committee Charter.	10-K	10/27/10	99.3

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension - Schema.

101.CAL	XBRL Taxonomy Extension - Calculations.

101.DEF	XBRL Taxonomy Extension - Definitions.

101.LAB	XBRL Taxonomy Extension - Labels.

101.PRE	XBRL Taxonomy Extension - Presentation.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized persons, on this 23rd day of December 2013.

MONAR INTERNATIONAL INC.
(the “Registrant”)

BY:	ROBERT G. CLARKE
Robert G. Clarke
Principal Executive Officer and a member of the Board of Directors

BY:	ROBERTO ROMAN, JR.
Roberto Roman, Jr.
Principal Accounting Officer, Principal the
Financial Officer, Treasurer and a member of
Board of Directors

Index

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/26/09	3.2

3.3	Amended Articles of Incorporation.	10-Q	3/16/11	3.1

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.	10-K	10/27/10	14.1

21.1	List of Subsidiaries.	10-K	10/31/11	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	10/27/10	99.2

99.3	Disclosure Committee Charter.	10-K	10/27/10	99.3

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension - Schema.

101.CAL	XBRL Taxonomy Extension - Calculations.

101.DEF	XBRL Taxonomy Extension - Definitions.

101.LAB	XBRL Taxonomy Extension - Labels.

101.PRE	XBRL Taxonomy Extension - Presentation.