Form 10-Q
period 2014-01-31
MONAR INTERNATIONAL INC.
filed 2014-03-24
CIK 1470719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54166

MONAR INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

NEVADA	45-3116317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 239,000,000 as of March 17, 2014.

Index

Monar International Inc.

Form 10-Q for the Quarter Ended January 31, 2014

INDEX TO FINANCIAL STATEMENTS

		Page No.

	PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of January 31, 2014 (Unaudited) and July 31, 2013.	4

	Consolidated Statements of Expenses for the three and six months ended January 31, 2014 and 2013 and for the period from July 6, 2009 (Inception) to January 31, 2014 (Unaudited).	5

	Consolidated Statements of Cash Flows for the six months ended January 31, 2014 and 2013 and for the period from July 6, 2009 (Inception) to January 31, 2014 (Unaudited).	6

	Notes to Consolidated Financial Statements (Unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	13

Item 4.	Controls and Procedures.	13

	PART II. - OTHER INFORMATION

Item 1A.	Risk Factors.	14

Item 6.	Exhibits.	14

Signatures		15

Exhibit Index		16

Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Index

MONAR INTERNATIONAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31, 2014	July 31, 2013
ASSETS
Current assets:
Cash	$16	$74
Total current assets	16	74

TOTAL ASSETS	$16	$74

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$43,395	$42,193
Accrued salary	2,500	2,500
Advances from related parties	65,322	60,835
Advances from third parties	109,734	91,385
Total current liabilities	220,951	196,913

Total liabilities	220,951	196,913

Stockholders’ deficit
Preferred stock: $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.00001 par value, 250,000,000 shares authorized, 239,000,000 shares issued and outstanding as of January 31, 2014 and July 31, 2013, respectively	2,390	2,390
Additional paid-in capital	1,235,160	950,160
Cumulative translation adjustment	(171)	(171)
Deficit accumulated during development stage	(1,458,314)	(1,149,218)
Total stockholders’ deficit	(220,935)	(196,839)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16	$74

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Index

MONAR INTERNATIONAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF EXPENSES

(UNAUDITED)

	Three Months Ended		Six Months Ended		From July 6, 2009 (Inception) to
	January 31,		January 31,		January 31,
	2014	2013	2014	2013	2014
Revenues	$-	$-	$-	$-	$-

Expenses:
Advertising and promotion	-	210,000	-	210,000	212,126
Bank service charges	331	96	563	227	2,894
Business license and fees	-	-	-	7,000	8,490
Dues and subscriptions	-	-	-	103	245
Filing fees	1,191	35	6,289	735	17,966
Foreign currency exchange loss (gain)	-	-	-	-	(105)
Meals and entertainment	-	-	-	-	1,042
Office supplies and expenses	-	-	-	-	165
Officer’s salary	-	660,000	-	660,000	668,750
Postage and shipping	-	296	-	296	1,859
Professional fees	14,903	35,638	302,244	44,877	532,244
Public relations	-	-	-	-	1,665
Rent expense	-	-	-	-	1,950
Travel expense	-	-	-	-	9,024
Total expenses	16,425	906,065	309,096	923,238	1,458,314

Loss from operations	(16,425)	(906,065)	(309,096)	(923,238)	(1,458,314)

Net loss	$(16,425)	$(906,065)	$(309,096)	$(923,238)	$(1,458,314)

Other comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	1	1
Total comprehensive loss	$(16,425)	$(906,065)	$(309,096)	$(923,237)	$(1,458,313)

Net loss per share--basic and diluted
	$(0.00)	$(0.02)	$(0.00)	$(0.02)
Weighted average number of common shares outstanding-- basic and diluted	239,000,000	60,285,165	239,000,000	59,197,059

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Index

MONAR INTERNATIONAL INC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended		From July 6, 2009
	January 31,		(Inception) to
	2014	2013	January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(309,096)	$(923,238)	$(1,458,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to officers	-	660,000	660,000
Stock issued for services	285,000	216,500	501,500
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	19,551	344	130,672
Accrued salary	-	6,905	2,500
Net cash used in operating activities	(4,545)	(39,489)	(163,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock to founder	-	-	50
Proceeds from advances from related parties	4,487	98	109,003
Repayments of advances to related parties	-	(432)	(43,681)
Proceeds from advances from third parties	-	39,824	22,457
Proceeds from stock subscription	-	-	76,000
Net cash provided by financing activities	4,487	39,490	163,829

EFFECT OF EXCHANGE RATE ON CASH	-	1	(171)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(58)	2	16

CASH AT BEGINNING OF PERIOD	74	9	-

CASH AT END OF PERIOD	$16	$11	$16

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock cancellation	$(29)	$-	$229
Payments of accounts payable by a third party	$18,350	$-	$87,277

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Index

MONAR INTERNATIONAL INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Monar International Inc. (the “Company”) was incorporated in Nevada on July 6, 2009.  On December 15, 2010, the Company incorporated a wholly owned subsidiary, Monar Hong Kong Limited (“Monar HK”), in Hong Kong.  Monar HK had minimal activities since incorporation through January 31, 2014, and the results of its operations are included in these consolidated financial statements.  On September 2, 2011, the Company incorporated Syntas Inc, a wholly owned subsidiary, in Nevada, United States, which had no assets or activity since the date of its inception.  The Company subsequently decided that it did not need Syntas Inc. for its future activities, and its corporate registration with the State of Nevada was allowed to lapse.

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

As of January 31, 2014, the Company had cash and cash equivalents of $16 and working capital deficit of $220,935, which compares to $74 cash and $196,839 working capital deficit, respectively, as of July 31, 2013.  The ability of the Company to emerge from the development stage is dependent upon the Company’s successful efforts to raise sufficient capital and then attaining profitable operations.  The Company intends to fund operations through sales and equity financing arrangements.

For the three months ended January 31, 2014 and 2013, the Company had net operating losses of $16,425 and $906,065, respectively.  For the six months ended January 31, 2014 and 2013, the Company had net operating losses of $309,096 and $923,238, respectively.  From inception through January 31, 2014, the Company incurred a cumulative net operating loss of $1,458,314.

The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan, and that it will require additional cash resources during 2014 based on its current operating  plan and conditions.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

To support its operations, the Company receives advances from Robert Clarke, President and sole Director, and 7bridge Capital Partners Limited, which is controlled by Mr. Clarke.  These advances are non-interest bearing, unsecured, and due on demand.

During the six months ended January 31, 2014, the Company received $4,487 in advances from the related party for its operating expenses and repaid $0 of the advances.  During the six months ended January 31, 2013, the Company received $98 from the related party and repaid $ $432 of the advances.

As of January 31, 2014 and July 31, 2013, $65,322 and $60,835, respectively, were due to 7bridge and Robert Clarke for the advances.

NOTE 5 - ADVANCES FROM THIRD PARTIES

On June 12, 2012, the Company entered into a loan agreement with a third party for up to a maximum of $50,000.  This loan is non-interest bearing and had an original maturity date of September 1, 2012, which was ultimately extended to December 31, 2013.  This loan is in default.  As of January 31, 2014 and July 31, 2013, $35,545 and $32,450, respectively, were due to the third party for the advances.

On November 16, 2012, the Company entered into a loan agreement with a third party.  Per the terms of the agreement, the third party will advance to the Company a loan of funds and/or payment of third party expenses to a maximum of $50,000.  This loan is non-interest bearing, and all funds were to be repaid on or before January 31, 2013, unless the parties agreed otherwise.  The maturity date was ultimately extended to December 31, 2013.  This loan is in default.  As of January 31, 2014 and July 31, 2013, $35,831 was due to the third party for the advances.

Index

On July 31, 2013, the Company entered into a loan agreement to support its operations, which was effective as of May 1, 2013.  Per the terms of the agreement, the lender will advance to the Company a loan of funds and/or payment of third party expenses to a maximum of $40,000.  This loan is non-interest bearing, and all funds are to be repaid on or before December 31, 2013, unless the parties agree otherwise.  This loan is in default.  As of January 31, 2014 and July 31, 2013, $38,358 and $23,104, respectively, were due to the third party for the advances.

As of January 31, 2014 and July 31, 2013, $109,734 and $91,385, respectively, were due to the third parties for the advances.

NOTE 6 - RELATED PARTY

During the six months ended January 31, 2014, a related party paid $18,350 for the operating expenses of the Company.  During the six months ended January 31, 2013, the Company received $39,824 from the related party and repaid $0 of the advances.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

Results of operations

From Inception on July 6, 2009 to January 31, 2014

We have not generated any revenues from operations since inception. We have exhausted our cash as a result of expenses incurred in connection with proposed acquisitions with other entities, all of which were unsuccessful.  We had a  net loss from operations of $309,096 for the six months ended January 31, 2014, of which $302,244 were incurred for professional fees, $6,289 for filing fees and $563 for bank service charges.  During the six months ended January 31, 2013, the Company incurred a net operating loss of $923,238, consisting of professional fees of $44,877, officer’s salaries of $660,000, $210,000 for advertising and promotion, $7,000 for business license and fees and other operating expenses of $1,361.

From inception on July 6, 2009 to January 31, 2014, we incorporated the company, hired the attorney, hired an auditor and our registration statement was declared effective by the SEC.  We incorporated a wholly owned subsidiary, Monar International Hong Kong Limited on December 15, 2010.  We have prepared an internal business plan.  We have reserved the domain name”www.monarinc.com” and commenced construction of our web site.  We have had loss from operations from inception on July 6, 2009 to January 31, 2014, of $1,458,314, consisting primarily of professional fees of $532,244, advertising and promotion of $212,126, filing fees of $17,966, travel expenses of $9,024, business licenses and fees of $8,490 and officer’s salary of $668,750.

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

On April 28, 2011, Charlie Rodriguez was appointed treasurer, principal financial officer and principal accounting officer.  Mr. Rodriguez replaced Robert Clarke in those positions.  Mr. Clarke continued as president, principal executive officer, secretary, and the sole member of the board of directors.  Mr. Rodriquez was selected for the foregoing positions as a result of his past experiences with public companies.  On November 14, 2011, Mr. Rodriguez resigned as Chief Financial Officer.  Mr. Rodriguez has not expressed any disagreements with us over any financial or accounting matter.  During his period with us we orally agreed with Mr. Rodriguez to pay him a monthly fee of $2,500 as his compensation.  In total, $7,500 is still owed to Mr. Rodriguez for three and six months compensation up to the date of his resignation on Nov. 14, 2011.  We expect to have sufficient funds to pay the compensation owed to Mr. Rodriguez over the next 3 to 4 months.

Index

On December 7, 2012, we announced the appointment of Dr. Tri Vu Truong and Claude Pellerin to our Board of Directors.  As of the same date we appointed Dr. Truong as President and Chief Operating Officer and Mr. Pellerin as Company Secretary.

On May 14, 2013, we announced the resignations of Dr. Tri Vu Truong and Claude Pellerin, as members of our board of directors.  On the same date, Dr. Truong resigned as president and Mr. Pellerin resigned as secretary.  Also on May 14, 2013, we announced the appointment of Roberto Roman, Jr. to our board of directors and Mr. Roman was appointed as our chief financial officer and secretary, while our chairman and chief executive officer was re-appointed as our president.

On May 5, 2011, we entered into a non-binding memorandum of understanding (MOU) with a group of shareholders of Integrated Clinical Care Corporation, a Nevada corporation (“ICC”) to acquire up to 100% of the outstanding shares of common stock of ICC in exchange for 50,000,000 restricted shares of our common stock.  ICC offers to medical practices workflow solutions that include advanced support systems at the point-of-care in the field medical/clinical services with special emphasis on the rapidly evolving practice of oncology.  On July 5, 2011, we replaced the MOU with a binding share exchange agreement with an anticipated closing date of July 31, 2011.  It subsequently proved impossible to close the contemplated transaction by July 31, 2011, nor for an extended period thereafter, and as a result, we gave formal notice to ICC on Oct. 17, 2011 that the proposed share exchange was canceled.

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

In order to implement the forest products business, on April 10, 2012, we entered into an agreement with Pan Pacific Group International Inc. (“PPGI”), whereby PPGI was to be paid a fee of 10% fee for negotiating logging contracts in the Republic of Suriname over a four-year period.  Further, PPGI was to be paid US$5.00 per cubic meter for Asia and European export logs; a US$20,000 set up fee upon signing a formal agreement with us; 10% net profits on domestic log and lumber sales; and 500,000 restricted shares of our common stock.  However, market prospects for the sale of wood products to the Chinese market declined as the Chinese economy slowed through much of 2012 and no sales contracts were signed with Chinese customers.  As a result of the delay the time limit on the initial agreement with PPGI expired and the agreement became null and void.  Until late May we maintained contact with representatives of PPGI to negotiate a new agreement, but with no confirmed orders from Chinese customers we canceled our plans to enter the wood products business and also canceled our plans to re-structure the company.

On August 31, 2012 we announced we had signed a non-binding Letter of Intent (LOI) to acquire the assets of Gravity Collection, Inc. (GCI) a Denver-based multi-media company.  On September 3, 2012, we were informed by GCI that they were canceling the LOI.

On November 30, 2012, we announced that we had entered into a Strategic Alliance and Distribution Agreement for M-Fuel with EcoloCap Solutions Inc. of Chicago, IL.  M-Fuel is a fuel-water emulsion, which tests have shown reduces consumption of diesel fuel and other heavy fuel oils.  Initially, our intention was to set up a production and demonstration center in Canada, but sufficient capital could not be raised to launch this venture.  However, the M-fuel agreement created a focus on the transportation sector in the US which ultimately led to our agreement to acquire NLB. In the next one to two months we expect to make a decision whether we will continue with the M-fuel project and, if so, how best to proceed.

Index

On July 17, 2013, we declared a stock dividend of 3 new shares for each 1 share held (4:1) with a record date of July 31, 2013.  These additional shares were issued on August 6, 2013.

On August 16, 2013, we signed an agreement with Willow Cove Investment Group, Inc. of San Diego, CA to provide services to assist with various aspects of our ongoing corporate development, including expanding our contacts with broker-dealers and the investment community generally.  Compensation to Willow Cove was 2,850,000 shares of our common stock.

On October 21, 2013 we announced that we had reached an agreement to acquire 100% of National Leasing Brokerage LLC, (NLB), a private company based in Rancho Cucamonga, CA which provides drive away services (fleet re-positioning) to a number of major corporations.  This acquisition did not close by the agreed closing date of December 20, 2013 because NLB did not provide the required audited financial statements and other closing documentation.  We have had no indication from NLB that they will ever provide the required documentation and we now have no expectation that the NLB acquisition will ever close.  We are therefore looking at other business development opportunities in the U.S., but to date, no new opportunity has been secured.

Plan of Operation

In the summer of 2013, we began to focus on business opportunities in North America, specifically in the transportation sector in the United States.  In August 2013, we announced our new business focus to identify acquisition targets in transportation services.  Targeted priority sectors include services such as auto/vehicle transport, drive away services (fleet re-positioning), and fleet management.  On October 21, 2013, we announced that we had reached an agreement to acquire 100% of National Leasing Brokerage LLC, (NLB), a private company based in Rancho Cucamonga, CA which provides drive away services to a number of major corporations.  Since the NLB acquisition did not close, we have broadened our search for new opportunities in the U.S.

We have not begun operations and will not be able to commence operations until we complete a new business acquisition.  Our plan of operation is forward looking and there is no assurance that we will be able to complete an acquisition, either in a timely manner, or at all.  Our prospects for profitability are dependent upon completing an acquisition, and as such our future profitability is dependent upon our success in identifying and securing profitable opportunities.

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

Index

As of January 31, 2014, our total assets were $16 and our total liabilities were $220,951, of which $109,734 was from third parties, consisting of DT Crystal Holdings Ltd. for payments made to our attorney, auditor, accountant, and transfer agent, Capex Investment Ltd. for payments made to our attorney, and National Leasing Brokerage for payments made to our attorney, auditor, accountant, transfer agent, and to the State of Nevada.

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

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.  EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/26/09	3.2

3.3	Amended Articles of Incorporation.	10-Q	3/16/11	3.1

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.	10-K	10/27/10	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	10/27/10	99.2

99.3	Disclosure Committee Charter.	10-K	10/27/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension - Schema.				X

101.CAL	XBRL Taxonomy Extension - Calculations.				X

101.DEF	XBRL Taxonomy Extension - Definitions.				X

101.LAB	XBRL Taxonomy Extension - Labels.				X

101.PRE	XBRL Taxonomy Extension - Presentation.				X

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized persons, on this 21st day of March 2014.

MONAR INTERNATIONAL INC.
(the “Registrant”)

BY:	ROBERT G. CLARKE
Robert G. Clarke
Principal Executive Officer and a member of the Board of Directors

BY:	ROBERTO ROMAN, JR.
Roberto Roman, Jr.
Principal Accounting Officer, Principal
Financial Officer, Treasurer and a member of the
Board of Directors

Index

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation.	S-1	8/26/09	3.1

3.2	Bylaws.	S-1	8/26/09	3.2

3.3	Amended Articles of Incorporation.	10-Q	3/16/11	3.1

4.1	Specimen Stock Certificate.	S-1	8/26/09	4.1

10.1	Memorandum of Lease.	S-1/A-1	10/08/09	10.1

14.1	Code of Ethics.	10-K	10/27/10	14.1

21.1	List of Subsidiaries.	10-K	10/31/11	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	10/27/10	99.2

99.3	Disclosure Committee Charter.	10-K	10/27/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension - Schema.				X

101.CAL	XBRL Taxonomy Extension - Calculations.				X

101.DEF	XBRL Taxonomy Extension - Definitions.				X

101.LAB	XBRL Taxonomy Extension - Labels.				X

101.PRE	XBRL Taxonomy Extension - Presentation.				X