Form 10-Q
period 2014-04-30
MONAR INTERNATIONAL INC.
filed 2014-06-18
CIK 1470719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54166

MONAR INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

NEVADA	45-3116317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 239,000,000 as of June 18, 2014.

Monar International Inc.

Form 10-Q for the Quarter Ended April 30, 2014

INDEX TO FINANCIAL STATEMENTS

		Page No.

	PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of April 30, 2014 (Unaudited) and July 31, 2013.	4

	Consolidated Statements of Expenses for the three and nine months ended April 30, 2014 and 2013 and for the period from July 6, 2009 (Inception) to April 30, 2014 (Unaudited).	5

	Consolidated Statements of Cash Flows for the nine months ended April 30, 2014 and 2013 and for the period from July 6, 2009 (Inception) to April 30, 2014 (Unaudited).	6

	Notes to Consolidated Financial Statements (Unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	13

Item 4.	Controls and Procedures.	13

	PART II. - OTHER INFORMATION

Item 1A.	Risk Factors.	14

Item 6.	Exhibits.	14

Signatures		15

Exhibit Index		16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

MONAR INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2014	July 31, 2013
ASSETS
Current assets:
Cash	$2	$74
Total current assets	2	74

TOTAL ASSETS	$2	$74

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$34,043	$42,193
Accrued salary	2,500	2,500
Advances from related parties	77,732	60,835
Advances from third parties	109,734	91,385
Total current liabilities	224,009	196,913

Total liabilities	224,009	196,913

Stockholders’ deficit
Preferred stock: $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.00001 par value, 250,000,000 shares authorized, 239,000,000 shares issued and outstanding as of April 30, 2014 and July 31, 2013, respectively	2,390	2,390
Additional paid-in capital	1,235,160	950,160
Cumulative translation adjustment	(170)	(171)
Accumulated deficit	(1,461,387)	(1,149,218)
Total stockholders’ deficit	(224,007)	(196,839)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2	$74

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

MONAR INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF EXPENSES

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
Revenues	$-	$-	$-	$-

Expenses:
Advertising and promotion	-	-	-	210,000
Bank service charges	194	97	757	324
Business license and fees	-	650	-	7,650
Dues and subscriptions	-	-	-	103
Filing fees	1,378	40	7,667	775
Foreign currency exchange loss (gain)	1	-	1	-
Meals and entertainment	-	-	-	-
Office supplies and expenses	-	-	-	-
Officer’s salary	-	-	-	660,000
Postage and shipping	-	2	-	298
Professional fees	1,500	4,500	303,744	49,377
Public relations	-	1,665	-	1,665
Rent expense	-	-	-	-
Travel expense	-	-	-	-
Total expenses	3,073	6,954	312,169	930,192

Loss from operations	(3,073)	(6,954)	(312,169)	(930,192)

Net loss	$(3,073)	$(6,954)	$(312,169)	$(930,192)

Other comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	1
Total comprehensive loss	$(3,073)	$(6,954)	$(312,169)	$(930,191)

Net loss per share--basic and diluted
	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Weighted average number of common shares outstanding-- basic and diluted	239,000,000	64,750,000	239,000,000	54,505,331

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

MONAR INTERNATIONAL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		Nine Months Ended
		April 30,
		2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(312,169)	$(930,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to officers		-	660,000
Stock issued for services		285,000	216,500
Changes in operating assets and liabilities:
Accounts payable and accrued expenses		10,199	344
Accrued salary		-	13,761
Net cash used in operating activities		(16,970)	(39,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock to founder		-	-
Proceeds from advances from related parties		16,897	259
Repayments of advances to related parties		-	(432)
Proceeds from advances from third parties			39,824
Proceeds from stock subscription		-	-
Net cash provided by financing activities		16,897	39,651

EFFECT OF EXCHANGE RATE ON CASH		1	1

NET CHANGE IN CASH AND CASH EQUIVALENTS		(72)	65

CASH AT BEGINNING OF PERIOD		74	9

CASH AT END OF PERIOD		$2	$74

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes		$-	$-
Interest		$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock cancellation	$		$-
Payments of accounts payable by a third party		$18,350	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

MONAR INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Monar International Inc. (the “Company”) was incorporated in Nevada on July 6, 2009.  On December 15, 2010, the Company incorporated a wholly owned subsidiary, Monar Hong Kong Limited (“Monar HK”), in Hong Kong.  Monar HK had minimal activity since incorporation, and through April 30, 2014, and the results of its operations are included in these consolidated financial statements.  On September 2, 2011, the Company incorporated Syntas Inc, a wholly owned subsidiary, in Nevada, United States, which had no assets or activity since the date of its inception.  The Company subsequently decided that it did not need Syntas Inc. for its future activities, and its corporate registration with the State of Nevada was allowed to lapse.

In the quarter ending April 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented, have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

As of April 30, 2014, the Company had a working capital deficit as of July 31, 2013.  The ability of the Company to no longer be a going concern is dependent upon the Company’s successful efforts to raise sufficient capital and then attaining profitable operations.  The Company intends to fund operations through sales and equity financing arrangements.

The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan, and that it will require additional cash resources during 2014, based on its current operating  plan and conditions.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

To support its operations, the Company receives advances from Robert Clarke, President and sole Director, and 7bridge Capital Partners Limited and Bayview International, both of which are controlled by Mr. Clarke.  These advances are non-interest bearing, unsecured, and due on demand.

During the nine months ended April 30, 2014, the Company received $16,897 in advances from the related party for its operating expenses and repaid $0 of the advances.  During the nine months ended April 30, 2013, the Company received $259 from the related party and repaid $432 of the advances.

As of April 30, 2014 and July 31, 2013, $77,732 and $60,835, respectively, were due to 7bridge/Bayview and Robert Clarke for the advances.

NOTE 5 - ADVANCES FROM THIRD PARTIES

On June 12, 2012, the Company entered into a loan agreement with a third party for up to a maximum of $50,000.  This loan is non-interest bearing and had an original maturity date of September 1, 2012, which was ultimately extended to December 31, 2013.  This loan is in default.  As of April 30, 2014 and July 31, 2013, $35,544 and $32,450, respectively, were due to the third party for the advances.

On November 16, 2012, the Company entered into a loan agreement with a third party.  Per the terms of the agreement, the third party will advance to the Company a loan of funds and/or payment of third party expenses to a maximum of $50,000.  This loan is non-interest bearing, and all funds were to be repaid on or before January 31, 2013, unless the parties agreed otherwise.  The maturity date was ultimately extended to December 31, 2013.  This loan is in default.  As of April 30, 2014 and July 31, 2013, $35,831 was due to the third party for the advances.

On July 31, 2013, the Company entered into a loan agreement to support its operations, which was effective as of May 1, 2013.  Per the terms of the agreement, the lender will advance to the Company a loan of funds and/or payment of third party expenses to a maximum of $40,000.  This loan is non-interest bearing, and all funds are to be repaid on or before December 31, 2013, unless the parties agree otherwise.  This loan is in default.  As of April 30, 2014 and July 31, 2013, $38,359 and $23,104, respectively, were due to the third party for the advances.

As of April 30, 2014 and July 31, 2013, $109,734 and $91,385, respectively, were due to the third parties for the advances.

NOTE 6 - STOCKHOLDERS’ EQUITY

On August 16, 2013, the Company signed an agreement with a third party to provide services to assist with various aspects of its ongoing corporate development, including expanding its contacts with broker-dealers and within the investment community in general.  The Company transferred 2,850,000 common shares valued at $285,000, based on the trading value on the date of the agreement.  The shares were transferred from another third party to the aforementioned services provider as an act of “good faith” in an effort to ensure that the Company is successful in its future business ventures, and therefore, the Company will be able to repay to the third party transferor certain outstanding advances.  The Company will be able to repay, at a date not yet determined, the outstanding advances to the third party transferor.

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

Results of Operations

From Inception on July 6, 2009 to April 30, 2014

We have not generated any revenues from operations since inception.  We have exhausted our cash as a result of expenses incurred in connection with proposed acquisitions with other entities, all of which were unsuccessful.  We had a  net loss from operations of $312,169 for the nine months ended April 30, 2014, of which $303,744 were incurred for professional fees, $7,667 for filing fees, and $757 for bank service charges.  We are in the start-up phase of our proposed business operations.

From inception on July 6, 2009 to April 30, 2014, we incorporated the Company, hired an attorney, hired an auditor, and our registration statement was declared effective by the SEC.  We incorporated a wholly owned subsidiary, Monar International Hong Kong Limited on December 15, 2010.  We have prepared an internal business plan.  We have reserved the domain name ”www.monarinc.com” and commenced construction of our website.  We have had loss from operations from inception on July 6, 2009 to April 30, 2014, of $1,461,387, consisting primarily of professional fees of $533,744, officer’s salary of $668,750, and advertising and promotion of $212,126.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50 and have collected gross proceeds under our public offering of $76,000 through July 31, 2012.  Shares totaling 760,000 shares of common stock were issued to the subscribers to our public offering on August 17, 2010.

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

On April 28, 2011, Charlie Rodriguez was appointed treasurer, principal financial officer and principal accounting officer.  Mr. Rodriguez replaced Robert Clarke in those positions.  Mr. Clarke continued as president, principal executive officer, secretary, and the sole member of the board of directors.  Mr. Rodriquez was selected for the foregoing positions as a result of his past experiences with public companies.  On November 14, 2011, Mr. Rodriguez resigned as chief financial officer.  Mr. Rodriguez has not expressed any disagreements with us over any financial or accounting matter.  During his period with us, we orally agreed with Mr. Rodriguez to pay him a monthly fee of $2,500 as his compensation.

On December 7, 2012, we announced the appointment of Dr. Tri Vu Truong and Claude Pellerin to our board of directors.  As of the same date, we appointed Dr. Truong as president and chief operating officer and Mr. Pellerin as secretary.

On May 14, 2013, we announced the resignations of Dr. Tri Vu Truong and Claude Pellerin as members of our board of directors.  On the same date, Dr. Truong resigned as president and Mr. Pellerin resigned as secretary.  Also on May 14, 2013, we announced the appointment of Roberto Roman, Jr. to our board of directors and Mr. Roman was appointed as our chief financial officer and secretary, while our chairman and chief executive officer was re-appointed as our president.

On May 5, 2011, we entered into a non-binding memorandum of understanding (MOU) with a group of shareholders of Integrated Clinical Care Corporation, a Nevada corporation (“ICC”) to acquire up to 100% of the outstanding shares of common stock of ICC in exchange for 50,000,000 restricted shares of our common stock.  ICC offers to medical practices, workflow solutions that include advanced support systems at the point-of-care in the field medical/clinical services, with special emphasis on the rapidly evolving practice of oncology.  On July 5, 2011, we replaced the MOU with a binding share exchange agreement with an anticipated closing date of July 31, 2011.  It subsequently proved impossible to close the contemplated transaction by July 31, 2011, nor for an extended period thereafter, and as a result, we gave formal notice to ICC on October 17, 2011 that the proposed share exchange was cancelled.

On March 20, 2012, we announced that we had initiated a new business strategy which we believed would increase the scale and profitability of our China business activities and will enhance shareholder value.  In developing the supplier base for our online sales of Chinese furniture, we came to the conclusion that major opportunities exist for the supply of sustainable forest products to the Chinese market, and we decided to develop a business based on supplying such products to the Chinese market.  We further believed that this would involve a re-structuring of our company to enable both the online sales and forest products sales to develop efficiently, and we expected to have our plans for re-structuring finalized by the end of May 2012.

In order to implement the forest products business, on April 10, 2012, we entered into an agreement with Pan Pacific Group International Inc. (“PPGI”), whereby PPGI was to be paid a fee of 10% fee for negotiating logging contracts in the Republic of Suriname over a four-year period.  Further, PPGI was to be paid $5.00 per cubic meter for Asia and European export logs; a $20,000 set-up fee upon signing a formal agreement with us; 10% net profits on domestic log and lumber sales; and 500,000 restricted shares of our common stock.  However, market prospects for the sale of wood products to the Chinese market declined as the Chinese economy slowed through much of 2012, and no sales contracts were signed with Chinese customers.  As a result of the delay, the time limit on the initial agreement with PPGI expired, and the agreement became null and void.  Until late May, we maintained contact with representatives of PPGI to negotiate a new agreement, but with no confirmed orders from Chinese customers, we canceled our plans to enter the wood products business and also cancelled our plans to re-structure the Company.

On August 31, 2012, we announced we had signed a non-binding Letter of Intent (LOI) to acquire the assets of Gravity Collection, Inc. (GCI), a Denver-based multi-media company.  On September 3, 2012, we were informed by GCI that they were cancelling the LOI.

On November 30, 2012, we announced that we had entered into a Strategic Alliance and Distribution Agreement for M-Fuel with EcoloCap Solutions Inc. of Chicago, IL.  M-Fuel is a fuel-water emulsion company, which tests have shown reduced consumption of diesel fuel and other heavy fuel oils.  Initially, our intention was to set up a production and demonstration center in Canada, but sufficient capital could not be raised to launch this venture.  However, the M-Fuel agreement created a focus on the transportation sector in the U.S., which ultimately led to our agreement to acquire NLB.  In the next one to two months, we expect to make a decision as to whether we will continue with the M-Fuel project and, if so, how best to proceed.

On July 17, 2013, we declared a stock dividend of 3 new shares for each 1 share held (4:1), with a record date of July 31, 2013.  These additional shares were issued on August 6, 2013.

On August 16, 2013, we signed an agreement with Willow Cove Investment Group, Inc. of San Diego, CA to provide services to assist with various aspects of our ongoing corporate development, including expanding our contacts with broker-dealers and the investment community generally.  Compensation to Willow Cove was 2,850,000 shares of our common stock.

On October 21, 2013, we announced that we had reached an agreement to acquire 100% of National Leasing Brokerage LLC, (NLB), a private company based in Rancho Cucamonga, CA, which provides drive away services (fleet re-positioning) to a number of major corporations.  This acquisition did not close by the agreed closing date of December 20, 2013 because NLB did not provide the required audited financial statements and other closing documentation.  We have had no indication from NLB that they will ever provide the required documentation, and we now have no expectation that the NLB acquisition will ever close.  We are therefore looking at other business development opportunities in the U.S., and while to-date no new opportunity has been secured, we believe we will be able to secure a new business opportunity within the next one to two months.

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

We have not begun operations and will not be able to commence operations until we complete a new business acquisition.  Our plan of operation is forward-looking, and there is no assurance that we will be able to complete an acquisition, either in a timely manner, or at all.  Our prospects for profitability are dependent upon completing an acquisition, and as such, our future profitability is dependent upon our success in identifying and securing profitable opportunities.

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We have not generated any revenues.  We cannot guarantee that we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We will also need to seek additional equity financing to provide capital if we are to grow rapidly.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 200,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.  This was accounted for as a sale of common stock.  We completed our public offering on July 8, 2010 and sold 30,400,000 shares of common stock at an offering price of $0.0025 per share to 48 individuals, and raised $76,000.

As of April 30, 2014, our total assets were $2 and our total liabilities were $224,009, of which $35,831 was from DT Crystal Holdings Ltd. for payments made to our attorney, auditor, accountant, and transfer agent.  $35,544 was from Capex Investment Ltd. for payments made to our attorney, and $38,359 was from National Leasing Brokerage for payments made to our attorney, auditor, accountant, transfer agent, and to the State of Nevada.

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

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized persons, on this 18th day of June 2014.

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